Form 10-K405
period 1995-12-31
LIFE PARTNERS GROUP INC
filed 1996-04-01
CIK 886941

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

            (MARK ONE) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                   [X] OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995

                                       OR
             [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
          FOR THE TRANSITION PERIOD FROM              TO

                          COMMISSION FILE NO. 1-11195

                            ------------------------

                           LIFE PARTNERS GROUP, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

              DELAWARE                             75-2301836
      (State of Incorporation)                  (I.R.S. Employer
                                             Identification Number)

     7887 EAST BELLEVIEW AVENUE
        ENGLEWOOD, COLORADO                          80111
  (Address of principal executive                  (Zip code)
              offices)

Registrant's telephone number, including area code: (303) 779-1111

Securities registered pursuant to Section 12(b) of the Act:

                                               NAME OF EACH EXCHANGE ON WHICH
          TITLE OF EACH CLASS:                          REGISTERED:
- ----------------------------------------  ----------------------------------------
     Common Stock, $.001 par value             New York Stock Exchange, Inc.

        Securities registered pursuant to Section 12(g) of the Act: None

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1935 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. _X_ YES __ NO

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

    The aggregate market value of the shares of Common Stock held by non-affiliates of the Registrant, based on the closing price of the Common Stock on the New York Stock Exchange, Inc. on March 15, 1996, was approximately $363 million. (For the purposes of this computation, all directors, officers and 10% beneficial stockholders of the Registrant are deemed to be affiliates.)

    As of March 15, 1996, 27,921,585 shares of Common Stock were outstanding.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS

    GENERAL

    Life Partners Group, Inc. ("Life Partners") is an insurance holding company that, through its three principal insurance subsidiaries, Massachusetts General Life Insurance Company ("Massachusetts General"), Philadelphia Life Insurance Company ("Philadelphia Life"), and Lamar Life Insurance Company ("Lamar Life"), sells a diverse portfolio of universal life insurance and, to a lesser extent, annuity products to individuals. The Company's life insurance and annuity products are designed to encourage persistency and provide a basis for shifting the cost of early policy termination to the policyholder rather than the Company through the use of surrender charges. The Company rewards long-term policyholders by crediting bonus interest to the policyholders account balance after a period of years specified in the contract. The Company has a substantial amount of traditional and universal life insurance in force, amounting to $58.7 billion at December 31, 1995. Life Partners' principal subsidiaries are rated "A (Excellent)" by A.M. Best and have ratings for claims paying ability of "A+" from Duff & Phelps.

    Unless the context otherwise requires, as used herein "Life Partners" refers to Life Partners Group, Inc.; "Company" refers to Life Partners and its subsidiaries on a consolidated basis; "Massachusetts General" refers to
Massachusetts General Life Insurance Company; "Philadelphia Life" refers to Philadelphia Life Insurance Company; "Lamar Life" refers to Lamar Life Insurance Company; and "Wabash" refers to Wabash Life Insurance Company. Lamar Life is a wholly owned subsidiary of Philadelphia Life , Massachusetts General and Philadelphia Life are wholly owned subsidiaries of Wabash, and Wabash is a wholly owned subsidiary of Life Partners.

    Life Partners did not have any significant operations before the acquisition of its life insurance subsidiaries ("Acquisition") from a subsidiary of I.C.H. Corporation ("Prior Owner"), which was completed on March 30, 1990. The Company has accounted for the Acquisition in accordance with the purchase accounting method. Under this method, the operations of the acquired subsidiaries have been included in the Company's consolidated financial statements since the date of the Acquisition. Consequently, in accordance with applicable financial reporting rules, all financial information included in this report for periods after March 30, 1990, relates to the Company, while all financial information for periods before March 31, 1990, relates to the predecessor operations of the acquired subsidiaries (collectively, "Predecessor").

    On April 28, 1995, Life Partners acquired Lamar Financial Group, Inc., together with all its subsidiaries, including Lamar Life Insurance Company of Jackson, Mississippi, for a purchase price of $77 million. The acquisition added $1.2 billion of assets to Life Partners. The acquisition of Lamar Life provided an additional distribution system in universal life insurance, annuity and group health products, as well as providing for consolidation efficiencies at the Englewood, Colorado main administrative center. The acquisition was accounted for using the purchase method of accounting and the Consolidated Financial Statements include Lamar's assets and liabilities as of December 31, 1995, and its results of operations and cash flows from the date of acquisition only. As such, 1995 amounts and other data may not be comparable to those of prior periods.

    On March 11, 1996, the Company and Conseco, Inc. ("Conseco") jointly entered into a definitive merger agreement providing for all shareholders of the Company to receive Conseco stock for each of their shares through a share exchange based upon a value of $21.00 per share for Life Partners stockholders. The total value of the transaction would be approximately $840 million, including $600 million to purchase the Company's outstanding common stock and $240 million of existing debt to be assumed by Conseco. Under the merger agreement, Life Partners would become a wholly owned subsidiary of Conseco. Consummation of the merger is subject to customary terms and conditions, including approval by both the stockholders of the Company and Conseco and regulatory authorities.

    The following table illustrates the historical consolidated direct collected premiums by product category and total collected premiums for the indicated periods:

                                                                         COLLECTED PREMIUMS
                                                                  FOR THE YEAR ENDED DECEMBER 31,
                                   ----------------------------------------------------------------------------------------------
                                         FIRST YEAR               RENEWAL             OVER CONTROL (1)             TOTAL
                                   ----------------------  ----------------------  ----------------------  ----------------------
1995                                   $           %           $           %           $           %           $           %
- ---------------------------------  ---------  -----------  ---------  -----------  ---------  -----------  ---------  -----------
Universal life...................  $    88.2       14.2%   $   256.9       41.4%   $    64.0       10.3%   $   409.1       65.9%
Individual whole and term life...        3.3        0.5        101.5       16.4                                104.8       16.9
                                   ---------        ---    ---------        ---    ---------        ---    ---------      -----
    Total life...................       91.5       14.7        358.4       57.8         64.0       10.3        513.9       82.8
                                   ---------        ---    ---------        ---    ---------        ---    ---------      -----
Tax qualified annuities..........       23.3        3.8         21.9        3.5                                 45.2        7.3
Non-tax qualified annuities......       18.1        2.9         43.4        7.0                                 61.5        9.9
                                   ---------        ---    ---------        ---    ---------        ---    ---------      -----
    Total annuities..............       41.4        6.7         65.3       10.5                                106.7       17.2
                                   ---------        ---    ---------        ---    ---------        ---    ---------      -----
      Direct premiums
       collected.................  $   132.9       21.4%   $   423.7       68.3%   $    64.0       10.3%       620.6      100.0%
                                   ---------        ---    ---------        ---    ---------        ---                   -----
                                   ---------        ---    ---------        ---    ---------        ---                   -----
      Less reinsurance premiums..                                                                             (123.3)
                                                                                                           ---------
        Collected premiums.......                                                                          $   497.3
                                                                                                           ---------
                                                                                                           ---------


1994                                   $           %           $           %           $           %           $           %
- ---------------------------------  ---------  -----------  ---------  -----------  ---------  -----------  ---------  -----------
Universal life...................  $    71.7       14.9%   $   206.7       43.1%   $    52.1       10.9%   $   330.5       68.9%
Individual whole and term life...        3.4        0.7         48.2       10.1                                 51.6       10.8
                                   ---------        ---    ---------        ---    ---------        ---    ---------      -----
    Total life...................       75.1       15.6        254.9       53.2         52.1       10.9        382.1       79.7
                                   ---------        ---    ---------        ---    ---------        ---    ---------      -----
Tax qualified annuities..........       52.6       11.0         20.1        4.2                                 72.7       15.2
Non-tax annuities................       22.3        4.6          2.2        0.5                                 24.5        5.1
                                   ---------        ---    ---------        ---    ---------        ---    ---------      -----
    Total annuities..............       74.9       15.6         22.3        4.7                                 97.2       20.3
                                   ---------        ---    ---------        ---    ---------        ---    ---------      -----
      Direct premiums
       collected.................  $   150.0       31.2%   $   277.2       57.9%   $    52.1       10.9%       479.3      100.0%
                                   ---------        ---    ---------        ---    ---------        ---                   -----
                                   ---------        ---    ---------        ---    ---------        ---                   -----
      Less reinsurance premiums..                                                                              (67.5)
                                                                                                           ---------
        Collected premiums.......                                                                          $   411.8
                                                                                                           ---------
                                                                                                           ---------

- ------------------------
(1) Amounts paid by the policyholder in excess of fully commissionable control premiums.

    The Company's universal life products are marketed to appeal to a wide array of consumers in a broad range of income markets. The Company's tax qualified annuities are primarily marketed as tax qualified salary-reduction retirement programs to teachers, government employees, and other employees of tax-exempt organizations. The Company's non-tax qualified annuities are marketed primarily as tax deferral vehicles to individuals in anticipation of retirement.

LIFE INSURANCE BUSINESS

    The Company's in-force life insurance business consists of a diverse portfolio of universal life and whole life insurance policies, as well as term life insurance policies. Currently, however, predominantly all life insurance sales by the Company consist of universal life insurance policies which are sold to individuals. The Company's universal life insurance policies provide permanent life insurance with adjustable interest crediting rates based on the returns earned on the Company's investment portfolio. The Company offers both flexible premium and fixed premium universal life insurance policies. The Company's universal life insurance policies provide advantages generally not available to its whole life and term life policyholders, such as flexibility in available coverages and timing and amount of premium payments. In addition, the Company's universal life insurance policies can, depending on policyholder persistency, provide better long term value, including higher interest returns and greater cash values, to its policyholders.

    The Company's flexible premium and fixed premium universal life insurance policies differ based on policy provisions affecting the amount and timing of premium payments. Under the flexible premium universal life policies, policyholders may vary the frequency and size of their premium payments, although policy benefits may fluctuate according to such payments. Premium payments under the fixed premium policies are not variable by the policyholders during the first five policy years, thereby enhancing the Company's ability to sell the policies to small pension plans and other tax qualified plan markets.

    The Company's universal life insurance products have been designed to provide a basis for maintaining product profitability after policy issuance through front-end loads, periodic variable charges, and back-end loads or surrender charges. Generally, a front-end load is a charge that is paid by the policyholder to the Company at the time the policy is issued, and such charge represents the difference between the premium paid by the policyholder and the amount credited to the policyholder's cash accumulation account. During 1995, front-end loads and other charges aggregated approximately 35.1% of the total policy acquisition costs for the Company's universal life policies issued during the year. Variable charges assessed to the policyholder's accounts on a monthly basis are generally designed to recover policy administration costs, mortality costs, and other expenses. Back-end loads or surrender charges are penalties paid by the policyholder to the Company for early termination. These surrender charges serve as incentives against a premature or excessive lapse rate. Policyowners select a "planned premium" which they intend to pay on a regular basis. Actual premium payments may be increased, decreased or skipped as long as the account value is sufficient to cover the current month's mortality and expense charges.

    Certain additional information is presented in the table below with respect to the various categories of the life insurance business in-force.

                                                                                YEAR ENDED DECEMBER
                                                                                        31,
                                                                                --------------------
                                                                                  1995       1994
                                                                                ---------  ---------
                                                                                    (DOLLARS IN
                                                                                     MILLIONS)
In-force at beginning of period (1):
  Universal Life..............................................................  $  35,778  $  31,210
  Traditional whole and term life.............................................      6,638      6,669
                                                                                ---------  ---------
    Total.....................................................................  $  42,416  $  37,879
                                                                                ---------  ---------
                                                                                ---------  ---------
Amount of new business sold during period:
  Universal Life..............................................................  $   9,737  $   8,928
  Traditional whole and term life.............................................        360        383
                                                                                ---------  ---------
    Total.....................................................................  $  10,097  $   9,311
                                                                                ---------  ---------
                                                                                ---------  ---------
Termination rate (2)..........................................................      11.4%      10.9%
                                                                                ---------  ---------
                                                                                ---------  ---------
In-force at end of period (1):
  Universal Life..............................................................  $  46,230  $  35,778
  Traditional whole and term life.............................................      9,273      6,638
                                                                                ---------  ---------
    Total.....................................................................  $  55,503  $  42,416
                                                                                ---------  ---------
                                                                                ---------  ---------

- ------------------------
(1) Excludes reinsurance assumed, which was $3.2 billion at December 31, 1995 and $2.6 billion at December 31, 1994. Includes in-force of $8.4 billion acquired with Lamar Life as of December 31, 1995.

(2) Represents the percentage of individual direct policies terminated during the indicated period by lapse, surrender, conversion, maturity or death.

ANNUITY BUSINESS

    In the time between the Company's original entrance into the annuity marketplace in 1990 and the current period, the economic environment and interest rates have changed. The Company continues to adjust the marketing and management of its annuity portfolio to maintain targeted production and to achieve profitability goals. The following table summarizes the Company's direct collected annuity premiums and annuity policy account balances:

                                                        DIRECT PREMIUMS           ACCOUNT BALANCE AT
                                                           COLLECTED                 DECEMBER 31,
                                                    ------------------------  --------------------------
                                                       1995         1994          1995          1994
                                                    -----------  -----------  -------------  -----------
                                                                       (IN THOUSANDS)
Single premium deferred annuities.................  $    32,673  $    60,431  $     955,208  $   745,160
Flexible premium deferred annuities...............       74,022       36,757        286,412      143,549
                                                    -----------  -----------  -------------  -----------
    Total.........................................  $   106,695  $    97,188  $   1,241,620  $   888,709
                                                    -----------  -----------  -------------  -----------
                                                    -----------  -----------  -------------  -----------

    The Company's single premium deferred annuities require a one-time lump sum premium payment and are frequently sold as an alternative to certificates of deposit. The Company's flexible premium deferred annuities permit annual premium payments in such amounts as the holder deems appropriate. These are marketed primarily to teachers, government employees, and employees of tax-exempt organization as tax qualified salary-reduction retirement programs.

    All of the Company's annuity products provide minimum interest rate guarantees. The minimum guaranteed rates on the Company's annuity products currently range from 3% to 5% annually and the contracts are designed to permit the Company to change the crediting rate annually (subject to the minimum guaranteed rate). The Company takes into account the economic environment of its annuity business and its relative competitive position in determining the frequency and extent of the interest crediting rate changes.

    The Company's annuity products are designed to ensure persistency and prevent lapsation. This is accomplished by designing annuity products that encourage persistency by incorporating surrender charges that exceed the cost of issuing the annuity. An annuitant may not terminate or withdraw substantial funds for periods generally ranging from 9 to 12 years without incurring significant penalties in the form of surrender charges.

MARKETING AND DISTRIBUTION

    GENERAL

    Life Partners' insurance subsidiaries are collectively licensed to market the Company's insurance products in all states (except New York) and in the District of Columbia, and certain protectorates of the United States. The following table identifies those states that accounted for 5% or more of the Company's 1995 direct collected premium income from life insurance and annuity sales to residents in such states.

             LIFE INSURANCE PERCENT OF                                ANNUITIES PERCENT OF
          DIRECT COLLECTED PREMIUM INCOME                       DIRECT COLLECTED PREMIUM INCOME
- ----------------------------------------------------  ----------------------------------------------------
STATE                                                 STATE
- ---------------------------------------               ---------------------------------------
California.............................         17%   California.............................         30%
Texas..................................         12    Texas..................................         16
Florida................................          7    Illinois...............................          9
Pennsylvania...........................          5    Michigan...............................          6
                                                --                                                    --
    Total..............................         41%   Total..................................         61%
                                                --                                                    --
                                                --                                                    --

    The Company's marketing strategy is based upon its belief that people generally purchase life insurance or annuity products only after being contacted and solicited by an insurance agent. Accordingly, the success of the Company's distribution system is dependent on its ability to attract and retain independent general agents who are experienced and highly-motivated and who consistently place with the Company a high volume of life insurance or annuity products with attractive risk characteristics.

    In order to attract and retain such agents, the Company offers commission rates which increase with sales of new business and bonuses and other compensation awards which reward persistency and encourage agents to continue to sell insurance for the Company. Bonuses generally are paid to agents based on renewal business, although such bonuses also are subject to the agents achieving a certain minimum level of first year commissions.

    LIFE INSURANCE MARKETING SYSTEMS

    The Company markets its life insurance products through two primary marketing systems: the Client Company marketing system (including affiliated companies) and the regional director marketing system (including Lamar Life directors of marketing). The Company's use of these two marketing systems for its life insurance products is the result of the historical independence of its principal life insurance subsidiaries. The Company also markets a portion of its sales through an international marketing distribution system. The Company intends to provide qualified members of its life insurance sales force who meet certain minimum productivity levels and other criteria with the opportunity to participate in and share in the profitability of a Client Company.

    CLIENT COMPANY MARKETING SYSTEM

    The Client Company marketing system is comprised of two distinct types of organizations. The first is the Agent Owned Reinsurance Company whereby a group of agents capitalize and form a single state reinsurance company. The second type is an affiliated company. This is an insurance company or other institution which has its own distribution system and that may have preferred access to a client base. In order to enhance its profitability, such institution has entered into an agreement to market the Company's products through its own distribution system. Hereafter, the agent owned reinsurance and the affiliated company are collectively referred to as "Client Company".

    The Client Company marketing system utilizes approximately 30 independent marketing groups. In order for a group to become a Client Company it must produce at least $2.0 million of annualized premiums on new life insurance sales. Once a Client Company is established, up to 50% of the business written by such company is reinsured to the Client Company. This enables it to participate in the profits and losses attributable to the business it writes. The Company retains assets equal to the reserves of each Client Company. The Company provides predominantly all administrative services to the Client Companies in exchange for a fee.

    The Company believes that its Client Company marketing system has a number of distinct advantages. The Company enjoys the benefits of a highly motivated agency force while avoiding the costly overhead that normally would be associated with training and maintaining a captive or direct agency force. In addition, the Client Company marketing system provides an incentive for the Client Company to sell a high volume of life insurance having attractive risk characteristics because the participating Client Company retains an ownership interest in the business it sells. With respect to the Agent Owned Reinsurance Company, agents who meet certain production criteria have the opportunity to receive substantially higher compensation than that typically obtainable under a traditional agency contract through an ownership interest. Therefore, the agents have equity capital at risk, and the Company is able to reduce the historical life insurance industry problem of agents encouraging an existing policy to lapse and then rewriting the policy with another insurance carrier in order to obtain another first year commission, which typically is higher than a renewal commission.

    The Company believes that its Client Company marketing system provides it with a competitive advantage that is not easily duplicated by other insurers. The success of the Client Company marketing system is highly influenced by an effective Client Company ownership structure and reinsurance arrangements. Because of the interdependent nature of the Company's insurance products and the Client Company marketing system, the development of a Client Company marketing system takes a substantial amount of time and cost to design and implement. The structuring of the products to be sold by the Client Company's marketing system, as compared to similar products sold by other insurance companies, reflect a reduced front-end commission and a desire to obtain back-end profitability on the business sold through this specialized marketing system.

    Of the Company's $104.9 million of gross annualized premiums on new life insurance sales generated during 1995, $75.1 million (or 71.6%) was produced by agents participating in the Client Company marketing system. This represents an increase of $3.5 million (or 4.9%) over the Client Company annualized gross premium production of $71.6 million for 1994. In 1995, the Client Companies generated aggregate statutory earnings of $2.6 million from their share of the reinsured business. Such earnings represent a $0.1 million (or 3.7%) decrease from 1994 client company statutory earnings of $2.7 million due primarily to expenses charged back to client companies for their prorata share of costs incurred by the Company in connection with the settlement of a class action lawsuit in 1995 (See Item 3, Legal Proceedings).

    REGIONAL DIRECTOR MARKETING SYSTEM

    The Company's regional director marketing system, including the directors of marketing system acquired with Lamar Life, utilizes 35 regional directors/directors of marketing, who market the Company's life insurance products through agents they recruit. Similar to the Client Company marketing system, none of the regional directors/directors of marketing are employed by the Company, but each of them is party to a general agency agreement which governs the terms of their arrangement with the Company. The regional directors/directors of marketing who represent the Company may also represent other insurers. Of the $104.9 million of gross annualized premiums on new life insurance sales generated by the Company during 1995, $16.0 million (or 15.3%) was derived from sales through the Company's regional director/director of marketing distribution system. No single regional director/director of marketing accounted for more than of 5% of the Company's total direct first year life insurance premiums in 1995.

    INTERNATIONAL MARKETING

    In addition to its domestic distribution, Lamar Life distributes its universal life insurance products on a selective basis to wealthy individuals in certain Asian and Latin American countries. The Company believes that such products, which are U.S. dollar denominated, appeal to such purchasers for the savings benefit as well as the death benefit. The Company limits its risk on such products through selective marketing, control of policy terms, and strict underwriting standards.

    ANNUITY MARKETING

    Since 1990, the annuity products offered by the Company have been marketed through two independent marketing groups. One of the annuity marketing groups sells primarily retirement-oriented financial products. In addition, the Company has a marketing arrangement with another annuity marketing group which distributes annuities to teachers and small businesses. Sales of the Company's annuity products represent a substantial percentage of the business of each of these two groups' revenues and, as such, the Company does not believe either of these groups will discontinue marketing the Company's annuity products in the near future. In addition, through the acquisition of Lamar Life, the Company markets annuities through independent agents.

    GROUP INSURANCE

    With the acquisition of Lamar Life, the Company added a group accident and health distribution system to its existing life and annuity structure. Lamar Life's group insurance business is designed primarily to generate fee income for the Company. Accordingly, substantially all group insurance business written by Lamar Life is reinsured with qualified reinsurers. The Company's group insurance strategy is to provide various administrative, marketing, and other services to a wide range of clients who provide health care programs. The Company also selectively retains limited insurance risk relating to such health care programs.

INSURANCE OPERATIONS

    The Company's Model Company strategy allows it to be a low cost provider of life insurance and annuity products, and therefore, provides it with the opportunity to offer competitive services to agents and policyholders. The Company promotes operating efficiencies through the centralization, standardization, and integration of services common to its operating subsidiaries, including policy and claims administration, underwriting, product development, marketing, accounting and financial reporting, regulatory compliance, and investment management. The Company believes that the centralization of such services promotes cost efficiencies by facilitating the optimum use of existing personnel and facilities within its holding company system and by enabling it to reduce or eliminate many duplicate costs connected with maintaining separate, free standing operations.

    The Company also attempts to reduce costs by standardizing, in accordance with its Model Company strategy, many of the procedures and data processing systems used for the performance of common services. This standardization also enables the Company to facilitate cost control through the use of activity indicators such as cost per policy, employee hours per function, policies per employee, and total costs per employee to set performance objectives and evaluate operating efficiency. The Company believes that uniformity in its procedures and systems permits the effective interchange of employees and the efficient combination of the facilities and operations of the Company. As a result, many duplicate costs connected with training and employing personnel and with leasing or owning offices, data processing equipment, and other facilities are reduced or eliminated.

    In order to continue as a low cost provider of life insurance products and services, the Company has recently introduced a computerized underwriting program which will enable it to issue certain policy amounts in a faster and more efficient manner.

LIFE INSURANCE UNDERWRITING

    The Company has adopted and follows detailed, uniform underwriting procedures designed to assess and quantify insurance risks before issuing life insurance policies to individuals. To implement these procedures, the Company employs a professional underwriting staff of 15 persons, each of whom have an average of 19 years of experience in the insurance industry. The underwriting practice of the Company is to require medical examinations of applicants for life insurance in excess of prescribed policy amounts ranging from $50,000 to $350,000. These requirements are graduated according to the face amount of the policy and the applicant's age. The Company also carefully reviews medical records and each applicant's written application for insurance, which is generally prepared under the supervision of the Company's agents. In accordance with industry practice and state statutes, material misrepresentations on a policy application can result in the cancellation by the Company of the policy upon the return of any premiums paid. The increasing incidence of Acquired Immune Deficiency Syndrome ("AIDS") is expected to affect mortality adversely for the life insurance industry. Where permitted by law, the Company has responded by considering AIDS information in underwriting and pricing decisions. A prospective policyholder must submit to a blood test, which includes AIDS antibody screening, if the total amount of coverage applied for plus any coverage in force is in excess of prescribed amounts. Effective January 15, 1996, the prescribed limits were lowered to coverage in excess of $100,000. Such reductions, in addition to other underwriting revisions, were implemented to ensure more thorough and effective underwriting of new policies issued. On its international business, the Company also uses a variety of risk control techniques, such as extended contestable periods and violent death exclusions, in order to limit risk. Over the past five years, the Company has paid approximately $19.8 million in aggregate death benefits (representing approximately 4.0% of total death benefits paid by the Company during such period) on approximately 440 individual life policies due to known AIDS-related deaths.

REINSURANCE

    In keeping with industry practices, and in addition to reinsurance arrangements entered into with the Client Companies, the Company reinsures portions of its life insurance exposure with unaffiliated insurance companies under traditional indemnity reinsurance agreements. New insurance sales are reinsured above prescribed retention limits and do not require the reinsurer's prior approval under contracts that are renewable on an annual basis.

    Generally, the Company enters into indemnity reinsurance arrangements to assist in diversifying its risk and to limit its maximum loss on risks that exceed the Company's policy retention limits currently ranging from $100,000 to $500,000 per life. Indemnity reinsurance does not fully discharge the Company's obligation to pay policy claims on the reinsured business. The ceding insurer remains responsible for policy claims to the extent the reinsurer fails to pay such claims. No reinsurer of business ceded by any Life Partners subsidiary has failed to pay any material policy claims (either individually or in the aggregate) with respect to such ceded business. At December 31, 1995, excluding reinsurance with the Client Companies, of the $58.7 billion of life insurance in-force, the Company had ceded to domestic reinsurers $10.1 billion of insurance in-force, of which approximately $9.6 billion, or 94.3%, was reinsured with insurance companies rated "A (Excellent)" or better by A.M. Best. The Company had also ceded $0.4 billion of insurance in-force to foreign reinsurers. A.M. Best does issue ratings for foreign life insurance companies; however, such ratings are not consistent with those issued for domestic life insurers. Also, at December 31, 1995, the Company reinsured $5.9 billion of life insurance in-force to the Client Companies.

LIFE INSURANCE AND ANNUITY RESERVES

    In accordance with applicable insurance laws, the Company establishes and carries as liabilities actuarial reserves to meet future obligations under its life insurance and annuity policies. Life insurance reserves, when added to interest thereon at certain assumed rates and premiums to be received on outstanding policies, are calculated to be sufficient to meet policy and contract obligations. The actuarial factors used in determining such reserves are based on statutorily prescribed mortality and interest rates. Reserves for assumed reinsurance are computed on basis essentially comparable to direct insurance reserves.

COMPETITION

    The insurance industry is highly competitive, with approximately 1,800 life insurance companies in the United States. Many insurance companies and insurance holding company systems have substantially greater capital and surplus, larger and more diversified portfolios of life insurance policies and annuities, and access to larger agency sales forces than the Company. The Company also encounters increasing competition from banks, securities brokerage firms, and other financial intermediaries marketing insurance products, annuities, and other investments such as savings accounts and securities.

    The Company believes that the principal competitive factors in the sale of life insurance and annuity products are product features, perceived stability of the insurer, service, name recognition, crediting rates, and price. The Company competes in its markets with numerous major national life insurance companies. The Company believes that its ability to compete with other insurance companies is dependent upon its ability to attract and retain agents to market its insurance products and its ability to develop competitive products that are also profitable. In connection with the development of its products, the Company encounters significant competition from other insurance companies, as well as from other investment alternatives available to its customers. The Company believes that it has good relationships with its agents and marketing groups, has an adequate variety of policies approved for issuance, and is generally competitive within the industry.

REGULATION

    The Company is subject to comprehensive regulation in the various states in which it is authorized to conduct business. The laws of these states establish supervisory agencies with broad administrative powers, among other things, to grant and revoke licenses for transacting business, to regulate trade practices, reserve requirements, the form and content of policies, and the type and amount of investments, and to review premium rates for fairness and adequacy. These supervisory agencies periodically examine the business and accounts of the Company and require it to file detailed annual convention statements prepared in accordance with statutory accounting practices.

    The Company also may be required, under the solvency or guaranty laws of most states in which it does business, to pay assessments (up to certain prescribed limits) to fund policyholder losses or liabilities of insurance companies that become insolvent. Recent insolvencies of insurance companies increase the possibility that such assessments may increase. These assessments may be deferred or forgiven under most guaranty laws if they would threaten an insurer's financial strength and, in certain instances, may be offset against future premium taxes. The Company believes that the liability established at December 31, 1995, is adequate to cover future assessments levied against the Company. The Company paid $3.6 million and $2.5 million in the years ended December 31, 1995 and 1994, respectively, as a result of such assessments.

    Substantially all states also regulate members of insurance holding company systems. The Company has registered as a holding company system pursuant to such legislation in Louisiana, Massachusetts, California, Kentucky and Pennsylvania, and routinely reports to other jurisdictions. Generally, under insurance holding company statutes, a state insurance authority must approve in advance the direct or indirect acquisition of 10% or more of the voting securities of an insurance company chartered in its state.

    The insurance holding company statutes also regulate certain transactions among affiliates, including the payment of dividends by an insurance company to its holding company parent. In many states, for example, without the consent of the state's insurance commissioner, an insurance company may not pay dividends to its holding company parent in excess of the greater of the insurer's prior year statutory net gains from operations or 10% of its prior year ending statutory capital and surplus, subject in either case to sufficient earned statutory surplus from which such dividends may be paid. Certain states, however, have recently adopted various, more restrictive dividend tests. Such recently adopted dividend tests have been adopted in the State of Mississippi, Lamar Life's state of domicile, but have not been adopted in any of the states in which any other subsidiary on which the Company currently relies for dividends is domiciled. Such a test has also been adopted in Kentucky where Wabash (on which the Company currently relies for surplus debenture payments but not dividends) is domiciled. Furthermore, the Company believes one of these tests will be adopted by the other jurisdictions in which a subsidiary on which the Company currently relies for dividends is domiciled. The Company does not believe that any new dividend test adopted by such other jurisdictions will have a material adverse effect on its business as a whole or on the ability of Life Partners' subsidiaries to pay dividends. If, however, a domiciliary state of any subsidiary of Life Partners (on which Life Partners relies for dividends) prohibits the payment of dividends, the Company may not be able to service its debt obligations.

    In addition, the payment of principal under Wabash's surplus debentures requires the prior consent of the Kentucky Department of Insurance and prior notification to the California Department of Insurance. Life Partners derives virtually all of its operating funds directly from surplus debenture payments and indirectly from dividend payments and tax sharing payments by its insurance subsidiaries. At December 31, 1995, the aggregate unpaid principal balance of Wabash's surplus debentures was $269.2 million. Under applicable statutory accounting practices, the surplus debentures are not treated as liabilities, and as a result, Wabash's reported statutory capital and surplus totaled $153.6 million at December 31, 1995.

    In  connection  with the  receipt of  insurance  regulatory approval  of the
Acquisition, Life Partners entered into certain agreements with various insurance regulatory authorities relating to the operation of the Company. In general, Life Partners has agreed with state insurance regulatory authorities to: (i) restrict Massachusetts General's annual dividends to the amount of net gain from operations from the preceding calendar year; (ii) cause Massachusetts General and Philadelphia Life to deposit certain assets into a custodial account; (iii) furnish certain periodic reports and financial information;

and (iv) cause the percentage of the investment portfolios of the Company that is invested in non-investment grade debt securities to be no more than 20%. The approval of the Acquisition by the Massachusetts Department of Insurance also requires that Massachusetts General maintain its capital and surplus at no less than $59.7 million. At December 31, 1995, Massachusetts General's capital and surplus was $74.5 million. Life Partners is in compliance with all such agreements with insurance regulatory authorities and believes the agreements will not have a material adverse effect on the operations of its subsidiaries.

    Recently, increased scrutiny has been placed upon the insurance regulatory framework, and a number of state legislatures have considered or enacted legislative proposals that alter, and in many cases increase, state authority to regulate insurance companies and their holding company systems. In light of recent legislative developments, the NAIC and state insurance regulators have also become involved in a process of re-examining existing laws and regulations and their application to insurance companies. In particular, this re-examination has focused on insurance company investment and solvency issues and, in some instances, has resulted in new interpretations of existing law, the development of new laws, and the implementation of non-statutory guidelines. The NAIC has formed committees and appointed advisory groups to study and formulate regulatory proposals on such diverse issues as the use of surplus debentures, the accounting for reinsurance transactions, and the adoption of risk-based capital rules. In addition, in connection with its accreditation of states to conduct periodic company examinations, the NAIC has encouraged states to adopt model NAIC laws on specific topics, such as holding company regulations and the definition of extraordinary dividends.

    Legislation has also been introduced in Congress which could result in the federal government assuming some role in the regulation of the insurance industry. In addition, budget proposals submitted to Congress in early 1992 included a proposed revision to the Internal Revenue Code of 1986 which would have eliminated the tax deferral that now applies to investment earnings during the accumulation period of certain annuities. This proposed revision was subsequently dropped from consideration and was not enacted by the 102nd Congress. It is impossible to predict whether similar legislation adversely affecting the taxation of annuities will be introduced before future sessions of Congress, whether such legislation would be enacted into law, and, if enacted, the ultimate content of any such law, including its effective date.

    The NAIC has adopted Risk Based Capital ( "RBC" ) rules, which became effective December 31, 1993, to evaluate the adequacy of statutory capital and surplus in relation to a company's investment and insurance risks. The RBC formula will be used by the states as an early warning tool to identify weakly capitalized companies for the purpose of initiating regulatory action. Generally, the new RBC requirements provide for four different levels of regulatory attention depending upon the ratio of a company's total adjusted capital (defined as the total of its statutory capital, surplus and asset valuation reserve) to its RBC. The "Company Action Level" is triggered if a company's total adjusted capital is less than 100% but greater than or equal to 75% of its Company Action Level RBC. At the Company Action Level, the company must submit a comprehensive plan to the regulatory authority which discusses proposed corrective actions to improve its capital position. The "Regulatory Action Level" is triggered if a company's total adjusted capital is less than 75% but greater than or equal to 50% of its Company Action Level RBC. At the Regulatory Action Level, the regulatory authority will perform a special examination of the company and issue an order specifying corrective actions that must be followed. The "Authorized Control Level" is triggered if a company's total adjusted capital is less than 50% but greater than or equal to 35% of its Company Action Level RBC, and the regulatory authority may take any action it deems necessary, including placing the company under regulatory control. The "Mandatory Control Level" is triggered if a company's total adjusted capital is less than 35% of its Company Action Level RBC, and the regulatory authority mandates that the company be placed under its control. At December 31, 1995, the ratios of the total adjusted capital stated as a percentage of the Company Action Level RBC were 263%, 222%, 439% and 190% for Philadelphia Life, Massachusetts General, Lamar Life, and Wabash, respectively.

    The Company is also aware of the pending implementation of the Model Illustration Law as promulgated by the NAIC. This model law will dictate certain fair practice standards as it relates to an agent's illustration of product characteristics and profitability to prospective consumers. The Company is not able to determine the potential effects that those standards may have on product design, distribution or profitability.

    As part of their routine regulatory oversight process, insurance departments conduct periodic detailed examinations of the books, records, and accounts of insurance companies domiciled in their states. Such examinations are generally conducted approximately once every three to five years in cooperation with the departments of two or three other states under guidelines promulgated by the NAIC. Massachusetts General, Philadelphia Life and Wabash underwent examinations by the insurance departments of their respective domiciliary states for the year ended 1991. The results of those examinations did not have a material impact on the current capital and surplus of the Company. In addition, Lamar Life underwent an examination by the insurance department of the State of Mississippi for the year ended 1994. The results of that examination are still pending.

    There can be no assurance that existing insurance-related laws and regulations will not become more restrictive in the future and thereby have a material adverse effect on the operations of the Company and the ability of the Company to pay dividends or on the ability of Wabash to make payments on the surplus debentures.

    EMPLOYEES

    At December 31, 1995, the Company employed approximately 730 employees. None of the employees of the Company or any of its subsidiaries are covered by collective bargaining agreements, and the Company considers its relations with its employees to be satisfactory.

ITEM 2.  PROPERTIES

    The Company's principal operations are conducted from a leased property consisting of approximately 164,000 square feet of space located at 7887 East Belleview Avenue, Englewood, Colorado, 80111. The Company leases the space from an affiliate of the Prior Owner pursuant to a lease that expires in July, 2016. The Company paid rental expenses under the lease during 1995 of $1.4 million. The Company previously operated from a leased property consisting of approximately 11,500 square feet of space located at 200 Crescent Court, Suite 1650, Dallas, Texas, 75201. In the fourth quarter of 1994, the investment operations of the Company were relocated to Englewood, Colorado and the lease was subsequently terminated in the first quarter of 1995. The Company incurred rental and operating expense payments under the Dallas lease of $78,337 and $207,000 during 1995 and 1994, respectively. The Company's leased space in Denver and Dallas is sufficient to meet its currently anticipated needs.

    With the acquisition of Lamar Life in 1995, the Company also acquired Lamar Life's home office building located at 317 E. Capitol, Jackson, Mississippi, 39201. This property contains approximately 88,279 square feet of space. Lamar Life's group accident and health processing facilities remain at the Jackson location, with approximately 15% of the total square footage under lease to non-affiliates.

ITEM 3.  LEGAL PROCEEDINGS

    At December 31, 1994, Philadelphia Life and Massachusetts General were defendants in a class action originally instituted by a former agent and policyholder of Philadelphia Life. In the case, the plaintiff alleged that these companies breached the terms of certain universal life policies by increasing the cost of insurance rates to pass on a portion of their increased tax liability resulting from the passage of the Revenue Reconciliation Act in 1990, which act contained provisions requiring the recognition of taxable income by the insurer on a percentage of actual premium paid on existing, as well as subsequently written, individual life policies (the so call "DAC tax"). On July 13, 1995 the Federal District Court in California approved a settlement of this action, following notice to members of the class. The recording of the liability associated with this settlement and other related litigation resulted in pre-tax expense of $14.2 million for the year ended December 31, 1995.

    In connection with the Company's acquisition of certain of its insurance subsidiaries, the seller, I.C.H. Corporation ("I.C.H.") agreed to indemnify the Company relative to various matters pertaining to the Internal Revenue Service ("IRS") examination for periods prior to the acquisition of said insurance subsidiaries. To the extent the IRS examination of preacquisition tax years results in an increase in Philadelphia Life's tax in years subsequent to the examination, I.C.H. has contractually agreed to reimburse the Company (including penalties and interest). In addition, Philadelphia Life is a party to an indemnification agreement between Tenneco Inc. ("Tenneco"), I.C.H. and others included in the acquisition agreement pursuant to which I.C.H. acquired Philadelphia Life and other insurance companies from Tenneco.

    On October 10, 1995, I.C.H. filed under Chapter 11 for bankruptcy protection. I.C.H., in publicly released documents, has stated that it had reached a tentative agreement with the IRS whereby I.C.H.'s insurance subsidiaries would be subject to approximately $68 million of federal income tax liability for years in which certain of the Company's insurance subsidiaries were members of the consolidated federal tax group to which such tax liability related. All members of a consolidated group of companies may be under federal law, jointly and severable liable for tax deficiencies related to such group. The Company has been informed that I.C.H. has paid the tax liability to the IRS. I.C.H. has orally advised the Company of an intention to file suit against certain subsidiaries of the Company for contribution of their respective tax deficiency. At this time, the Company does not believe that it will be responsible for the payment of said taxes.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    Not applicable.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS.

    MARKET INFORMATION

    The common stock of the Registrant is listed for trading on the New York Stock Exchange (the "NYSE") under the symbol LPG. The following table sets forth the quarterly ranges of high and low sales prices per share on the NYSE and the dividends paid per share, based upon information supplied by the NYSE.

                                                                        MARKET PRICE
                                                                    --------------------   DIVIDEND
PERIOD                                                                HIGH        LOW        PAID
- ------------------------------------------------------------------  ---------  ---------  -----------
1995:
First Quarter.....................................................  $  23 1/4  $  19 5/8   $    0.02
Second Quarter....................................................     20 3/4         18        0.03
Third Quarter.....................................................     21 1/8     15 7/8        0.03
Fourth Quarter....................................................     18 5/8     12 3/8        0.03
1994:
First Quarter.....................................................  $  19 7/8  $  17 1/8   $    0.02
Second Quarter....................................................     19 3/4     15 7/8        0.02
Third Quarter.....................................................     20 3/8     17 1/8        0.02
Fourth Quarter....................................................         22     18 1/4        0.02

    As of March 15, 1996, there were approximately 114 holders of record of the 27,921,585 outstanding shares of common stock.

    DIVIDENDS

    The Company's Board of Directors has adopted a policy of paying a regular quarterly cash dividend on its common stock. The dividends for March 15, 1995, were $0.02 per share and dividends for June 15, September 15, and December 15, of 1995, were $0.03 per share. The Company will continue to follow its policy of retaining most of its earnings in the foreseeable future. The Company's bank credit facility currently restricts the Company from paying dividends on its common stock in excess of specified amounts.

    The principal operating subsidiaries of the Registrant are life insurance companies organized under state laws and subject to regulation by state insurance departments. These laws and regulations limit the ability of an insurance subsidiary to transfer cash dividends, loans and/or advances to a holding company such as the Registrant. However, these laws generally permit the payment, without prior notice or approval, of annual dividends which in the aggregate do not exceed the greater of (or in some states the lesser of): (i) the subsidiary's prior year net gain from operations, or (ii) 10 percent of surplus at the prior year-end, both computed on the statutory basis of accounting prescribed for insurance companies. See the discussion under Item 7 in this Form 10-K.

ITEM 6. SELECTED HISTORICAL FINANCIAL DATA

    Set forth below are the selected consolidated financial data of the Company as of the dates and for the periods indicated. Statutory data are based upon statutory accounting practices and were derived from statutory financial statements filed with state insurance departments. The selected consolidated and combined financial data below should be read in conjunction with the consolidated financial statements and the notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Form 10-K.

                                                                       YEAR ENDED DECEMBER 31,
                                                ---------------------------------------------------------------------
                                                   1995 (1)        1994         1993         1992           1991
                                                --------------  -----------  -----------  -----------  --------------
                                                       (IN MILLIONS, EXCEPT PER SHARE, POLICY, AND OTHER DATA)
STATEMENT OF OPERATIONS DATA:
Total premium income and other
 considerations...............................  $      280.1    $     217.9  $     210.8  $     187.3  $      187.1
Net investment income.........................         277.1          225.4        221.1        218.6         207.5
Realized gains (losses).......................          15.8         (19.7)         18.4         23.1          18.6
Other income..................................           3.1            4.6          5.4          7.5           7.4
                                                --------------  -----------  -----------  -----------  --------------
    Total revenues............................  $      576.1    $     428.2  $     455.7  $     436.5  $      420.6
Amortization of deferred policy acquisition
 costs, cost of insurance acquired, and
 deferred policy fees.........................         148.7           46.2         52.0         48.5          32.7
Interest expense..............................          27.9           20.7         26.0         35.3          43.4
Operating earnings (loss) excluding income
 taxes, minority interest, interest expense,
 amortization of goodwill, realized gains
 (losses) and related amortization (2)........          (9.9)         101.3         96.5         85.7          71.2
Net earnings (loss)...........................         (13.4)          34.6         47.2         32.1          22.8
Net earnings (loss) applicable to common
 stock........................................         (13.4)          34.6         43.2         16.7           9.4
PER COMMON SHARE AND OTHER DATA:
Net earnings (loss) (3).......................         (0.49)          1.33         1.85         0.62         (0.61)
Operating margin (4)..........................          (1.8)%         22.6%        22.1%        20.7%         17.7%
BALANCE SHEET DATA AT END OF PERIOD:
Total cash and invested assets................  $    3,977.9    $   2,985.7  $   2,869.6  $   2,632.6  $    2,345.0
Total assets..................................       4,980.9        3,748.8      3,589.4      3,292.7       2,976.9
Indebtedness..................................         246.1          210.5        210.1        314.3         335.5
Stockholders' equity..........................         400.5          293.6        311.2        229.9         111.6
STATUTORY OPERATING AND OTHER DATA:
Life insurance in-force at end of period......  $   58,663.2    $  45,062.9  $  40,330.6  $  37,613.1  $   33,253.6
Annualized premiums on new life insurance
 sales, gross (5).............................         104.9           92.3         74.8         71.8          55.5
Annualized premiums on new life insurance
 sales, net (5)...............................         100.7           86.2          N/A          N/A           N/A
Operating earnings before taxes...............          55.5           55.7         59.3         42.5          34.8
Life insurance policies issued................        96,315         81,300       58,600       66,200        36,800

FOOTNOTES APPEAR ON THE FOLLOWING PAGE

- ------------------------
(1) Data as of and for the year ended December 31, 1995, includes the operations and financial position of the Lamar companies for the period subsequent to the Lamar acquisition on April 28, 1995. See Notes 1 and 2 of Notes to Consolidated Financial Statements.

(2) Operating earnings (loss) excluding income taxes, minority interest, interest expense, amortization of goodwill, realized gains (losses), and related amortization represents the base earnings from the Company's business, similar to the measurement "Earnings before Interest, Taxes, Depreciation and Amortization (EBITDA)" used by many noninsurance companies. To the extent that realized gains (losses) relate to interest sensitive policies which have unamortized deferred policy acquisition costs, the realized gains may cause additional amortization and the realized losses negative amortization of the deferred policy acquisition costs. See Note 4 of Notes to Consolidated Financial Statements.

(3) In July 1992, Common Stock was issued in connection with certain warrants which were previously mandatorily repurchaseable. In accordance with Financial Accounting Standards Board Emerging Issues Task Force Issue No. 88-9, "Put Warrants", net earnings (loss) reflects the reduction by $15.0 million in 1991 and $9.3 million in 1992, in each case attributable to the increase in the fair value of the warrants during such periods. See Notes 1 and 9 of Notes to Consolidated Financial Statements.

(4) Operating margin consists of operating earnings (losses) excluding income taxes, minority interest, interest expense, amortization of goodwill, realized gains (losses) and related amortization divided by total revenues excluding the effects of realized gains (losses).

(5) Annualized premiums on new life insurance sales represents the total recurring annual premium on a new life insurance contract on which the Company has collected the first modal premium payment. Gross amounts reflect the total annualized premium for all policies on which premiums were received and accepted by the Company, and net amounts are reduced by annualized premiums on policies which, subsequent to issuance by the Company, were surrendered by policyholders within the initial grace period.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

    THE COMPANY

    The Company sells a diverse portfolio of universal life and, to a lesser extent, annuity products. Premiums shown on the Company's consolidated financial statements in accordance with GAAP consist of premiums received for whole life or term life insurance products, as well as that portion of the Company's annuity products which have life contingencies. In connection with that portion of single premium annuity contracts without life contingencies, as well as single and flexible premium deferred annuities and universal life insurance, premiums collected by the Company are not reported as premium revenues, but rather are reported as deposit liabilities. With respect to these products, revenues are recognized over time in the form of investment income on invested funds, surrender charges and mortality and other charges deducted from the policyholders' account balance.

    Certain costs related to the acquisition of new business are defined as "deferred policy acquisition costs" and are amortized in proportion to the recognition of earnings from the business. Costs deferred include principally commissions, and to a lesser degree, certain expenses of the policy issue and underwriting departments, and certain variable sales expenses. Under certain circumstances, deferred policy acquisition costs will be expensed earlier than originally estimated, including those circumstances where actual mortality experience is higher than actuarially expected and where interest spreads (the difference between interest credited to universal life and annuity fund balances, and related investment yields on assets) are below initial estimates.

    The  Company  has aggressively  pursued  its strategy  of  enhancing revenue growth and profitability since the acquisition of its life insurance subsidiaries in March 1990 through: (i) the increase in sales by its existing independent agency force; (ii) the recruitment of additional highly motivated experienced agents; (iii) the reduction and control of costs; and (iv) the acquisition of life insurance subsidiaries with consistent or complementary products and distribution systems.

    The Company consummated the acquisition of Lamar Life and certain affiliates effective April 28, 1995. In accordance with applicable financial reporting rules, the Company accounted for the acquisition as a purchase. Under purchase accounting, the Company recorded all assets and liabilities acquired at their fair values on the purchase date. As a practical matter, the consolidated operations of the Company include the gross revenues and expenses of Lamar Life for the nine months ended December 31, 1995, with an offsetting net change recorded as interest expense of $0.5 million relating to the net earnings of Lamar Life from April 1, 1995 through April 28, 1995, the date of closing. As a result of the purchase, the financial condition and results of operations for 1995 may not be directly comparable to 1994. See Notes 1 and 2 to Notes to Consolidated Financial Statements.

    The following table reflects, for the Company's individual life insurance and annuity lines of business, the growth in the Company's annualized premiums on new life insurance and annuity sales, and in the approximate number of applications received, and policies issued.

                                                                          YEAR ENDED DECEMBER 31,
                                                                    -----------------------------------
                                                                       1995        1994        1993
                                                                    -----------  ---------  -----------
Life insurance:
  Applications received...........................................      119,236     93,600       67,100
  Policies issued.................................................       96,315     81,300       58,600
  Annualized premiums on new life insurance sales (in
   thousands).....................................................  $   104,863  $  92,265  $    74,810
Annuities:
  Applications received and annuities issued......................        6,920      7,700       16,700
  Total direct collected premiums (in thousands)..................  $   106,695  $  97,188  $   173,226

    RESULTS OF OPERATIONS

    The following table sets forth the results of operations of the Company:

                                                                                         YEAR ENDED DECEMBER 31,
                                                                                     -------------------------------
                                                                                       1995       1994       1993
                                                                                     ---------  ---------  ---------
                                                                                              (IN MILLIONS)
Revenues:
  Universal life and investment product charges....................................  $   252.9  $   199.5  $   180.0
  Universal life charges ceded to client companies.................................      (29.6)     (22.3)     (15.9)
  Universal life and investment product surrender charges, net.....................       16.4       12.8       13.4
  Traditional life and annuity premiums............................................       56.6       50.5       54.7
  Reinsurance premiums ceded.......................................................      (40.4)     (28.1)     (27.5)
  Accident and health insurance premiums, net......................................       24.2        5.5        6.1
                                                                                     ---------  ---------  ---------
    Total premium income and other considerations..................................      280.1      217.9      210.8
  Net investment income............................................................      277.1      225.4      221.1
  Net realized gains (losses)......................................................       15.8      (19.7)      18.4
  Other income.....................................................................        3.1        4.6        5.4
                                                                                     ---------  ---------  ---------
    Total revenues.................................................................      576.1      428.2      455.7
                                                                                     ---------  ---------  ---------
Benefits, expenses, and costs:
  Policyholder benefits............................................................      153.3      110.9      102.2
  Interest credited to policyholders...............................................      165.4      136.8      139.4
  Other operating expenses.........................................................       94.8       52.7       51.9
  Amortization of deferred policy acquisition costs, costs of insurance acquired,
   and deferred policy fees........................................................      148.7       46.2       52.0
                                                                                     ---------  ---------  ---------
    Total benefits, expenses, and costs............................................      562.2      346.6      345.5
                                                                                     ---------  ---------  ---------
Earnings before amortization of goodwill, interest, and taxes......................       13.9       81.6      110.2
  Amortization of goodwill.........................................................        2.7        2.4        2.3
  Interest expense.................................................................       27.9       20.7       26.0
                                                                                     ---------  ---------  ---------
Earnings (loss) before income taxes and extraordinary item.........................      (16.7)      58.5       81.9
  Federal income tax expense (benefit).............................................       (3.3)      21.3       29.9
                                                                                     ---------  ---------  ---------
Earnings (loss) before extraordinary item..........................................      (13.4)      37.2       52.0
  Extraordinary loss, net of tax effect............................................                   2.6        4.8
                                                                                     ---------  ---------  ---------
Net earnings (loss)................................................................      (13.4)      34.6       47.2
  Less dividends in kind on preferred stock........................................                             (4.0)
                                                                                     ---------  ---------  ---------
Net earnings (loss) applicable to common stock.....................................  $   (13.4) $    34.6  $    43.2
                                                                                     ---------  ---------  ---------
                                                                                     ---------  ---------  ---------
Operating earnings (loss) before income taxes, interest expense, amortization of
 goodwill, realized gains and related amortization.................................  $    (9.9) $   101.3  $    96.5
                                                                                     ---------  ---------  ---------
                                                                                     ---------  ---------  ---------

COMPARISON OF YEARS ENDED DECEMBER 31, 1995 AND 1994

    UNIVERSAL LIFE AND INVESTMENT PRODUCT CHARGES

    Universal life revenues consist of the monthly mortality charges and administrative fees earned by the Company on its in force universal life insurance, excluding net surrender charges on terminating policies. Such revenues increased 26.8% from $199.5 million in 1994 to $252.9 million in 1995. The increase in revenues is a result of continued sales of universal life policies and reflects revenues of Lamar Life since their acquisition totaling $30.1 million. The Company's net annualized premiums on new life insurance sales for individual life insurance increased 16.8% from $86.2 million in 1994 to $100.7 million in 1995, with Lamar Life contributing $13.5 million during 1995.

    The Company's growth in sales of its life insurance products will translate into future increases in the Company's universal life revenues as the premiums received on most of the Company's insurance products are accounted for as deposit liabilities. With respect to products that are accounted for as deposit liabilities, revenues are recognized over time in the form of investment income on policyholder account balances, surrender charges and mortality and other charges deducted from the policyholders' account balances.

    UNIVERSAL LIFE CHARGES CEDED TO CLIENT COMPANIES

    Universal life charges ceded to client companies consist of monthly mortality charges and administrative fees which are ceded to entities in the Company's network of agent owned reinsurance companies and affiliated companies. The amount of such charges ceded increased 32.7% from $22.3 million in 1994 to $29.6 million in 1995. This increase is the result of added production in existing client companies and the merger of certain inactive client companies into existing active client companies during 1995.

    UNIVERSAL LIFE AND INVESTMENT PRODUCT SURRENDER CHARGES, NET

    Revenues from surrender charges represent fees assessed on terminating policies, net of surrender charges ceded to client companies. Such charges are consistent in 1995 with those in 1994. Increases or decreases in surrender charges are based on termination rates and the product mix of terminations. Surrender charges include $2.0 million of charges on Lamar Life policies.

    TRADITIONAL LIFE AND ANNUITY PREMIUMS

    Premiums on traditional policies increased 12.1% from $50.5 million in 1994 to $56.6 million in 1995. This increase is entirely a result of the acquisition of Lamar Life, which added $8.8 million in such revenues in 1995. Sales growth in this product line has not been a strategic goal of the Company. Rather, the Company's new business strategy emphasizes the sale of universal life products.

    REINSURANCE PREMIUMS CEDED

    Reinsurance premiums ceded represent coinsured traditional premiums as well as yearly renewal term reinsurance premiums on traditional and universal life policies for risks in excess of the Company's maximum retention. The Company does not retain the mortality risk for any policy to the extent the risk exceeds the Company's stated retention, which currently ranges from $100,000 to $500,000. The reinsurance premiums increased by 43.8% from $28.1 million in 1994 to $40.4 million in 1995, relating primarily to reinsurance premiums on Lamar business of $10.5 million, combined with continued growth of life insurance in force.

    ACCIDENT AND HEALTH INSURANCE PREMIUMS, NET

    Accident and health insurance premiums represent premiums earned over the applicable period on individual and group accident and health policies. Such revenues increased from $5.5 million in 1994 to $24.2 million in 1995. The increase relates entirely to the acquisition in 1995 of Lamar Life, which added considerably to the Company's accident and health business. Lamar Life underwrites the business and cedes said business to its reinsurers, while retaining only a small portion of the risk. As such, this business principally represents a servicing fee to the Company.

    NET INVESTMENT INCOME

    Net investment income increased $51.7 million, or 22.9%, from $225.4 million in 1994 to $277.1 million in 1995. This change reflected an increase in the amount of invested assets, following the Lamar Life acquisition, which was partially offset by a lower effective yield on investments made during 1995. Average invested assets, excluding assets subject to reverse repurchase financing arrangements, were $3.8 billion during 1995, compared to $2.9 billion during 1994. The increase was due primarily to deposits on annuities and universal life policies and the Lamar Life acquisition. The effective yield on invested assets was 7.3% for the year ended December 31, 1995, compared to 7.7% for the year ended December 31, 1994.

    NET REALIZED GAINS (LOSSES)

    The Company's realized gains (losses) changed from a net realized loss of $19.7 million in 1994 to a net realized gain of $15.8 million in 1995. Net realized losses in 1994 were primarily the result of sales of certain fixed income securities during a period of rising market interest rates, write-downs of $7.1 million related to other than temporary declines in the market value of certain invested assets, and $6.8 million of other realized losses. A substantial portion of the 1995 gain related to the sale of one equity investment during 1995, offset by $9.2 million of write-downs for other than temporary declines in market value. In accordance with applicable financial reporting rules, the net amortization of deferred policy acquisition costs and deferred policy fees was decelerated by $8.0 million during 1995 and accelerated by $12,000 during 1994 in conjunction with the recognition of these gains (losses).

    POLICYHOLDER BENEFITS

    Total policyholder benefits increased $42.4 million, or 38.2%, from $110.9 million in 1994 to $153.3 million in 1995, due primarily to an increase in death benefits, which occurred as a result of the growth in the Company's universal life in-force block of business and the in-force block of business acquired from Lamar Life. In addition, the Company experienced adverse mortality of approximately $11.9 million in excess of actuarial expectations in the second quarter of 1995.

    INTEREST CREDITED TO POLICYHOLDERS

    Interest credited to policyholders includes interest credited to universal life and annuity account balances, and the interest accretion inherent in reserve increases on traditional life insurance policies determined based on standard actuarial valuation rates. Interest credited increased 20.9% from $136.8 million in 1994 to $165.4 million in 1995 primarily as a result of increased policyholder account balances acquired with Lamar Life.

    OTHER OPERATING EXPENSES

    Other operating expenses consist of general, administrative, and other operating costs. These costs were $94.8 million in 1995 and $52.7 million in 1994. Included in the 1995 amount were approximately $14.2 million of one-time litigation charges related to the settlement of a class action lawsuit, $2.2 million related to the write off of certain agent debit balances and $1.9 million related to an increase in the Company's estimate of its guarantee fund assessment liability. Included in the 1994 amount are charges of $2.4 million related to guarantee fund assessments and $3.5 million related to litigation provisions.

    AMORTIZATION OF DEFERRED POLICY ACQUISITION COSTS, COST OF INSURANCE
ACQUIRED,
     AND DEFERRED POLICY FEES

    Amortization of deferred policy acquisition costs, cost of insurance acquired and deferred policy fees increased from $46.2 million in 1994 to $148.7 million in 1995. The amortization related to realized gains, included therein, decreased from $12,000 in 1994 to $(8.0) million in 1995. The amortization of the cost of insurance acquired is higher in 1995 due to the acquisition of Lamar Life, which added $14.5 million of amortization in 1995. Also, deferred policy acquisition costs on universal life type products are amortized with interest in relation to the present value of expected gross profits on the products. As such estimates of expected gross profits are revised, retrospective adjustments are reflected in current operations, causing amortization of deferred policy acquisition costs to vary from period to period.

    As of December 31, 1995, the Company revised its assumptions relating to expected gross profits on the in-force block of business. These assumptions included investment yields, interest rates credited to policyholders, expense levels, and mortality and persistency levels. Such assumptions were revised based upon standard actuarial and accounting practices, and such revisions were made specifically to separate products or homogeneous groups of products. This unlocking of assumptions resulted in increased amortization of deferred policy acquisition costs and deferred policy fees of $66.6 million in 1995, and will serve to shorten the amortization period for the remaining deferred costs and fees.

    The estimation of future gross profits and losses with respect to cost of insurance acquired is subject to the same estimation process and is impacted by the same factors as discussed above regarding deferred policy acquisition costs. Due to changes in estimates of future gross profits and losses, the estimated future amortization is expected to increase as compared to prior year estimates.

    Deferred policy fees represent front-end loads assessed against policyholder account balances on universal life insurance contracts. Under applicable financial reporting rules, such fees are deferred and amortized with interest in relation to the present value of expected gross profits on the product. Such amortization is in direct proportion to amortization of deferred policy acquisition costs for a given group of policies and is included in the statement of operations as a reduction in amortization of deferred policy acquisition costs.

    INTEREST EXPENSE

    The Company's interest expense increased by approximately $7.2 million between the 1994 and 1995 periods. The 1995 expense includes $4.2 million relating to interest due or paid to the federal government on tax deficiencies from prior years and $0.5 million recorded as a one-time expense in purchase accounting upon the acquisition of Lamar. The above items notwithstanding, interest expense increased as a result of additional borrowings under the Company's senior credit facility. The Company borrowed $36 million in April of 1995 relating to the Lamar acquisition and borrowed an additional $14 million in December of 1995 to further improve the statutory capital and surplus of certain of its life insurance subsidiaries. Additional borrowings during 1995 were partially offset by scheduled quarterly principal payments on the senior loan totaling $15 million. Also, the Company's average borrowing rates (on which interest expense on the senior credit facility was based) increased from 6% during 1994 to 7% during 1995. Such rates float with LIBOR and can be fixed by the Company for periods of up to six months.

    FEDERAL INCOME TAX EXPENSE (BENEFIT)

    In general, the provision (benefit) for federal income taxes reflected in the Company's operating results is computed using the prevailing statutory corporate rate of 35% in 1995 and 1994, as adjusted primarily for the nondeductibility of certain items such as the amortization of goodwill. The 1995 provision also reflects the recognition of various tax contingencies based on ongoing examinations of prior tax years. The effective rate reflected in the Company's financial statements was approximately 20% for 1995, and 36% for 1994. See Note 12 of the Notes to Consolidated Financial Statements.

    OPERATING CASH FLOWS

    The Company's Consolidated Statements of Cash Flows reflect net cash used by operating activities of $56.6 million and $22.7 million for the years ended December 31, 1995 and 1994, respectively. Included in cash flows from financing activities are policyholder contract deposits and withdrawals which provided net cash flows of $196.9 million and $188.5 million for the years ended December 31, 1995 and 1994, respectively. The deposits and withdrawals are reported as financing activities pursuant to applicable financial reporting rules; however, the Company considers charges for mortality and administration, net of interest credited, as assessed against policyholder deposits, to be basic to the Company's core insurance operations.

COMPARISON OF YEARS ENDED DECEMBER 31, 1994 AND 1993

    UNIVERSAL LIFE AND INVESTMENT PRODUCT CHARGES

    Universal life revenues consist of the monthly mortality charges and administrative fees earned by the Company on its in-force universal life insurance, excluding net surrender charges on terminating policies. Such revenues increased 10.8% from $180.0 million in 1993 to $199.5 million in 1994. The increase in revenues is a result of increased sales of universal life policies. The Company's gross annualized premiums on new life insurance sales for individual life insurance increased 23.4% from $74.8 million in 1993 to $92.3 million in 1994.

    The Company's growth in sales of its life insurance products will translate into future increases in the Company's universal life revenues as the premiums received on most of the Company's insurance products are accounted for as deposit liabilities. With respect to products that are accounted for as deposit liabilities, revenues are recognized over time in the form of investment income on policyholder account balances, surrender charges and mortality and other charges deducted from the policyholders' account balances.

    UNIVERSAL LIFE CHARGES CEDED TO CLIENT COMPANIES

    Universal life charges ceded to client companies consist of monthly mortality charges and administrative fees which are ceded to entities in the Company's network of agent owned reinsurance companies and affiliated companies. The amount of such charges ceded increased 40.3% from $15.9 million in 1993 to $22.3 million in 1994. This increase is the result of added production in existing client companies and an increase in the number of active client companies from 13 to 15 during 1994.

    UNIVERSAL LIFE AND INVESTMENT PRODUCT SURRENDER CHARGES, NET

    Revenues from surrender charges represent fees assessed on terminating policies, net of surrender charges ceded to client companies. Such charges are consistent in 1994 with those in 1993. Increases or decreases in surrender charges are based on termination rates and the product mix of terminations.

    TRADITIONAL LIFE AND ANNUITY PREMIUMS

    Premiums on traditional policies decreased 7.7% from $54.7 million in 1993 to $50.5 million in 1994. Sales growth in this product line has not been a strategic goal of the Company. Rather, the Company's new business strategy emphasizes the sale of universal life products that generally have greater profit margins (after reflecting cost of capital).

    REINSURANCE PREMIUMS CEDED

    Reinsurance premiums ceded represent coinsured traditional premiums as well as yearly renewal term reinsurance premiums on traditional and universal life policies for risks in excess of the Company's maximum retention. The Company does not retain the mortality risk for any policy to the extent the risk exceeds the Company's stated retention, which ranged in 1994 from $350,000 to $500,000. The reinsurance premiums increased by 2.2% from $27.5 million in 1993 to $28.1 million in 1994.

    ACCIDENT AND HEALTH INSURANCE PREMIUMS, NET

    Accident and health premiums represent premiums earned over the applicable period on individual or group accident and health policies. Such revenues decreased from $6.1 million to $5.5 million, from the years ended 1993 to 1994. Prior to the acquisition of Lamar Life in 1995, such accident and health business was not a significant line of business for the Company.

    NET INVESTMENT INCOME

    Net investment income increased $4.3 million, or 1.9%, from $221.1 million in 1993 to $225.4 million in 1994. This moderate change reflected an increase in the amount of invested assets, which was partially offset by a lower effective portfolio yield on investments made during 1994. Average invested assets, excluding assets subject to reverse repurchase financing arrangements, were $2.9 billion during 1994, compared to $2.8 billion during 1993, and increased due primarily to deposits to annuities and universal life policies. The effective yield on invested assets was 7.7% for the year ended December 31, 1994, compared to 7.9% for the year ended December 31, 1993. During 1993 the Company experienced significant calls, redemptions, and pay-downs of fixed maturity investments. The Company continually assesses investment yields, and when necessary takes action to reduce credited interest rates on its insurance products to preserve targeted spreads.

    NET REALIZED GAINS (LOSSES)

    The Company's realized gains (losses) decreased from a net realized gain of $18.4 million in 1993 to a net realized loss of $19.7 million in 1994. Realized gains were strong in 1993 principally due to the declining interest rate environment which produced increases in the market values of the Company's fixed maturity portfolio. The Company sold certain appreciated investments, primarily consisting of investment grade fixed maturities during 1993, which resulted in gains which were partially offset by realized losses of $54.5 million in 1993 related to other than temporary declines in the market value of certain debt securities. A substantial portion of the Company's realized gains in 1993 related to insurance business issued after Life Partners completed the Acquisition. Net realized losses in 1994 were primarily the result of sales of certain fixed income securities during a period of rising market interest rates, write-downs of $7.1 million related to other than temporary declines in the market value of certain invested assets, and $6.8 million of other realized losses. In accordance with applicable financial reporting rules, the net amortization of deferred policy acquisition costs and deferred policy fees was accelerated by $12,000 during 1994 and $4,700,000 during 1993 in conjunction with the recognition of these gains (losses).

    POLICYHOLDER BENEFITS

    Total policyholder benefits increased $8.7 million, or 8.5%, from $102.2 million in 1993 to $110.9 million in 1994, due primarily to an increase in death benefits, which occurred as a result of the growth in the Company's universal life in-force block of business. The Company's mortality experience was lower than actuarially expected in 1993, while mortality experience was consistent with that expected in 1994.

    INTEREST CREDITED TO POLICYHOLDERS

    Interest credited to policyholders decreased 1.9% from $139.4 million in 1993 to $136.8 million in 1994. This change was the result of decreases in interest rates as determined on a periodic basis by the Company for each product. Such decreases were in response to continued deterioration in the Company's investment yield resulting from generally declining market interest rates. The reduction in rates was partially offset by growth in policyholder account balances as a result of new life insurance sales.

    OTHER OPERATING EXPENSES

    Other operating expenses consist of general, administrative, and other operating costs. These costs were $51.9 million in 1993 and $52.7 million in 1994. Included in the 1994 amount are one-time charges of $2.4 million related to guarantee fund assessments and $3.5 million related to litigation provisions.

    AMORTIZATION OF DEFERRED POLICY ACQUISITION COSTS, COST OF INSURANCE
ACQUIRED
     AND DEFERRED POLICY FEES

    Amortization of deferred policy acquisition costs, cost of insurance acquired and deferred policy fees decreased 11.2% between 1993 and 1994 from $52.0 million to $46.2 million. The amortization related to realized gains, included therein, decreased from $4,700,000 in 1993 to $12,000 in 1994. The amortization of the cost of insurance acquired is lower in 1994 due to the aging of the related blocks of business. Also, amortization of deferred policy acquisition costs on universal life type products are amortized with interest in relation to the present value of expected gross profits on the products. As such estimates of expected gross profits are revised, retrospective adjustments are reflected in current operations, causing amortization of deferred policy acquisition costs to vary from period to period.

    INTEREST EXPENSE

    The Company's interest expense decreased by approximately $5.3 million between the 1993 and 1994 periods as a result of principal repayments made on the Company's senior indebtedness in 1993 and the first 3 months of 1994 (which aggregated $105.7 million) and the refinancing of the Company's senior indebtedness in June of 1993, which allowed LIBOR interest option. In addition, the senior indebtedness was also refinanced in August 1994 resulting in a .25% reduction in the margin attached to the LIBOR interest option. The decrease in interest expense due to principal paydowns and refinancings was partially offset by an increase in the Company's borrowing rates (on which such interest expense was based) from an average prime/LIBOR of 4.5% in 1993 to an average LIBOR rate of 6.0% in 1994.

    FEDERAL INCOME TAX EXPENSE (BENEFIT)

    In general, the provision for federal income taxes reflected in the Company's operating results is computed using the prevailing statutory corporate rate of 35% in 1993 and 1994, as adjusted primarily for the nondeductibility of certain items such as the amortization of goodwill. Additionally, total income tax expense in 1993 reflects a $1.1 million charge for the cumulative effect on the deferred tax liability for the adoption by the Company of increased statutory federal tax rates from 34% to 35% at September 30, 1993. The effective rate reflected in the Company's financial statements was approximately 37% for 1993, and 36% for 1994. See Note 12 of the Notes to Consolidated Financial Statements.

INVESTMENTS

    The Company derives a substantial portion of its total revenues from investment income. The Company's investments are managed by an in-house investment staff and certain external investment managers. The Company's investment strategy is designed to achieve superior risk-adjusted returns consistent with its investment philosophy of maintaining a largely investment grade, fixed maturity portfolio and providing adequate liquidity for expected liability durations and other requirements. The Company's investment portfolio is substantially duration matched, with an average aggregate portfolio duration of 4.8 years at December 31, 1995, as compared to 6.1 years at December 31, 1994. The Company's investments in mortgages and real estate represented 2.9% of total cash and invested assets at December 31, 1995.

    The Company's asset-liability management program includes: (i) designing and developing products which encourage persistency, thereby creating a stable liability structure; and (ii) structuring the investment portfolio with duration and cash flow characteristics consistent with the duration and cash flow characteristics of the Company's insurance liabilities. The Company's investments must comply with certain contractual and regulatory restrictions. See "Business -- Regulation."

    The NAIC assigns securities quality ratings and uniform prices called "NAIC designations" that are used by insurers when preparing their annual statements. The NAIC assigns designations to publicly traded as well as privately placed securities. The designations assigned by the NAIC range from class 1 to class 6, with a rating in class 1 being of the highest quality. The following table sets forth the composition of the Company's fixed maturity securities according to NAIC designations and Standard and Poors ("S&P") ratings at December 31, 1995:

                                                     CARRYING VALUE    CARRYING VALUE
                                                      AS A PERCENT      AS A PERCENT                    FAIR VALUE AS A
NAIC DESIGNATION                          CARRYING      OF FIXED          OF TOTAL         ESTIMATED       PERCENT OF
(COMPARABLE S&P RATING(1))                 VALUE       MATURITIES          ASSETS        FAIR VALUE(2)   CARRYING VALUE
                                         ----------  ---------------  -----------------  -------------  ----------------
1 (AAA,AA,A)...........................  $  2,480.9         74.0%             49.8%       $   2,505.5        101.0%
2 (BBB)................................       658.7         19.7              13.2              676.9        102.8
3 (BB).................................       108.3          3.2               2.2              108.5        100.2
4 (B)..................................        96.1          2.9               1.9               96.0         99.2
5 (CCC,CC,C)...........................         7.0          0.2               0.1                6.7         95.7
6 (CI,D)...............................         0.2          0.0               0.0                0.2        100.0
                                         ----------        -----               ---       -------------
    Total fixed maturities.............  $  3,351.2        100.0%             67.2%       $   3,393.8        101.3%(3)
                                         ----------        -----               ---       -------------
                                         ----------        -----               ---       -------------

- ------------------------
(1) Comparisons between NAIC designations and S&P ratings are published by the NAIC. S&P has not rated some of the fixed maturity securities in the Company's portfolio.

(2) Represents the closing sales price of marketable debt securities. Market values for privately placed securities and senior secured loans are estimated by the Company.

(3) Weighted average.

    At December 31,  1995, of  the fixed  maturity securities  in the  Company's
investment   portfolio,  93.7%  were  in   the  highest  two  NAIC  designations
representing investment grade debt securities.

    Non-investment grade debt securities generally provide higher yields and involve greater risks than investment grade debt securities because their issuers typically are more highly leveraged and more vulnerable to adverse economic conditions than investment grade issuers. In addition, the trading market for these securities is usually more limited than for investment grade debt securities. The Company continually reviews the percentage of its portfolio which is invested in non-investment grade debt securities (NAIC designations 3 through 6) and intends to maintain the percentage holdings of such securities at or below the current level. Pursuant to the terms of the Senior Credit Facility, the Company's investments in non-investment grade debt securities are restricted. At December 31, 1995, the Company's investments in non-investment grade debt securities were 4.2% of total assets, which was substantially less than allowed by the Senior Credit Facility.

    At December 31, 1995, corporate debt securities, then defaulted as to principal and/or interest, were marked to market as realized losses from permanent impairment in value, and constituted less than 1% of the Company's total fixed maturity securities.

    At December 31, 1995, $110.2 million in book value of the Company's investment portfolio consisted of mortgage loans. As of December 31, 1995, mortgage loans delinquent by more than 90 days constituted $1.5 million, which was less than 1% of cash and invested assets at such date. The book value of the Company's real estate investments constituted less than 1% of the book value of the Company's total investment portfolio at December 31, 1995. The Company intends to maintain its real estate exposure at or below such percentage.

    During  1994 the Company  entered into certain  reverse repurchase financing agreements related to the purchase of certain mortgage-backed securities acquired as a component of the Company's asset management strategy. Such financings were extinguished during 1995. In addition, the Company acquired certain investment borrowings in the Lamar acquisition. These borrowings consist primarily of a leverage program with the Federal Home Loan Bank of Dallas
(FHLB). In this program, Lamar Life purchased $3.3 million of FHLB Preferred Stock and is entitled, as provided within FHLB guidelines, to borrowing against certain fixed maturity investment securities. Such borrowings are substantially matched for duration characteristics. Investment borrowings totaled $73.6 million at December 31, 1995.

FINANCIAL RESOURCES AND LIQUIDITY

    HOLDING COMPANY OPERATIONS

    Life Partners' principal need for liquidity consists of its debt service obligations under its senior indebtedness ("Senior Loan") and subordinated indebtedness ("Notes"). The unpaid principal of the Senior Loan totaled $156.2 million at December 31, 1995 and $121.2 million at December 31, 1994, and the unpaid principal of Life Partners' subordinated indebtedness equaled $95.1 million at December 31, 1995 and December 31, 1994. Life Partners' senior and subordinated indebtedness are reported at $155.6 million and $90.5 million, respectively, in the Company's financial statements at December 31, 1995. Such amounts are net of issuance costs which are being amortized over their remaining terms in accordance with applicable accounting principles.

    The Company increased its indebtedness under the senior credit facility by $36 million in connection with the acquisition of Lamar Life in April of 1995, and further increased its indebtedness by $14 million in December of 1995. Such increases were offset by scheduled quarterly principal payments totaling $15 million during 1995.

    Life Partners' principal source of liquidity consists of the periodic payments of principal and interest made by Wabash on the two surplus debentures issued by Wabash to Life Partners in connection with the Acquisition. Because the surplus debentures were issued at the time of the Acquisition, and because payments on the surplus debentures were intended to be used to make the respective principal and interest payments due under the Senior Loan and the subordinated Acquisition indebtedness, the financial terms of the surplus debentures were designed to correspond, in all material respects, to the financial terms of the Senior Loan and Life Partners' subordinated Acquisition indebtedness. Life Partners did not amend the surplus debentures as a result of the issuance of the Notes in July of 1992, prepayment of a portion of the Senior Loan to General Electric Capital ("GE Capital") with proceeds from the initial public offering in March of 1993, or refinancing of the Senior Loan with Chase Manhattan Bank ("Chase") in June of 1993 and August of 1994. Accordingly, at December 31, 1995, the subordinated surplus debenture is in the principal amount of $90.0 million (which is $10.0 million less than the principal amount of the Notes) and bears interest at 15 1/2% (which is 2 3/4% higher than the interest rate on the Notes). As a result of this additional 2 3/4% interest, and notwithstanding the additional $10.0 million of Notes outstanding, Life Partners' total interest income on the subordinated surplus debentures is scheduled to exceed its total interest expense on the Notes by $1.2 million per year. In addition, the unpaid principal of the surplus debenture corresponding to the Senior Loan totaled $179.2 million at December 31, 1995, or $23.0 million in excess of the Senior Loan at December 31, 1995. Such differences on the senior indebtedness could create additional excess cash flow to Life Partners of more than $1.5 million annually. This excess interest income is available to meet Life Partners' liquidity requirements. The Company revised the interest rates, terms and provisions of the senior surplus debenture in 1995 to more closely match the enhanced credit quality of Life Partners' insurance subsidiaries.

    In order to meet its obligations under the surplus debentures, Wabash uses funds obtained from its insurance operations, including primarily cash flows from operations and dividends and tax sharing payments from Massachusetts General, Philadelphia Life, Lamar Life, and other subsidiaries. Wabash received $25 million in dividends from its subsidiaries during 1995, $17.0 million during 1994, and $43.5 million during 1993. See "Business -- Regulation" for a description of certain dividend restrictions imposed by state insurance laws and orders. Wabash received or accrued $14.6 million, $11.8 million, and $7.3 million in tax sharing payments during 1995, 1994 and 1993, respectively.

    Wabash may make payments of principal on the surplus debentures only with the prior approval of the Kentucky Department of Insurance. Because all surplus debenture payments made by Wabash through December 31, 1995 have been approved, without objection, by the Kentucky Department of Insurance, the Company currently does not believe that it will have any difficulty in obtaining payment approvals for the foreseeable future.

    Under the terms of the surplus debentures, payments of principal and interest may be made only to the extent that Wabash's statutory capital and surplus exceeds 25% of its total statutory liabilities, exclusive of the surplus debentures. Wabash's capital and surplus totaled $153.6 million at December 31, 1995, which exceeded the minimum required capital and surplus by $60.9 million. Also, financial covenants under the Senior Credit Facility require that Massachusetts General and Philadelphia Life maintain combined year-end capital and surplus minimums (including an asset contingency reserve) of $195 million in 1995 and 1996, and $200 million in 1997 and later years. At December 31, 1995, the combined capital and surplus of Massachusetts General and Philadelphia Life, including such reserve, exceeded the loan covenant requirement by $31.8 million. As a result of Wabash's operating cash flows, its existing cash and short-term investments, and such excess capital and surplus of Wabash and subsidiaries, the Company does not anticipate that Wabash will encounter any difficulty in making its scheduled payments of principal and interest on the surplus debentures for the foreseeable future.

    INSURANCE OPERATIONS

    The primary sources of liquidity for Life Partners' subsidiaries include their operating cash flows, dividends, tax sharing payments from other subsidiaries, and short-term investments, which principally consist of commercial paper, certificates of deposit, money market funds, and U.S. Treasury Bills generally maturing within 90 days. The net cash provided by operating activities and net policyholder contract deposits of Life Partners' insurance subsidiaries after the payment of policyholder contract withdrawals, equaled $140.3 million in 1995, $165.8 million in 1994, and $288.4 million in 1993.

    At December 31, 1995, the investment portfolio of the Company included cash and short-term investments totaling $197.7 million, as well as $1,297.0 million of U.S. government, agency-backed and mortgage-backed securities available-for-sale and $1,226.0 million of publicly traded investment grade bonds available-for-sale that could be readily converted to cash at or near carrying value. These liquid investments totaled approximately $2.5 billion and constituted approximately 63.4% of the Company's cash and invested assets at December 31, 1995. This investment portfolio provided total interest income and maturing principal payments of $441.7 million during 1995, $378.0 million during 1994, and $474.5 million during 1993.

    The principal requirement for liquidity in connection with the Company's insurance operations is its contractual obligations to policyholders and annuitants, including payments of surrender benefits, contract withdrawals, claims under outstanding insurance policies and annuities, and policy loans. Although the contractual terms of substantially all of the Company's in force life insurance policies and annuities give the holders the right to surrender the policies and annuities, the Company imposes significant penalties for early surrenders. At December 31, 1995, the Company held reserves that exceeded the underlying cash surrender values of its in-force life insurance and annuities by more than $456 million. Contract withdrawals and surrender benefits totaled $284.8 million during 1995, $224.0 million during 1994, and $226.1 million during 1993, which in each case represented less than 8.3%, on an annual basis, of the average related liabilities for the respective year. As a result, the Company believes that it maintains adequate liquidity to pay anticipated benefits and claims to policyholders and annuitants.

    The NAIC has adopted risk based capital ("RBC") rules which became effective December 31, 1993. See "Business -- Regulation." In states which adopt the NAIC regulations, the new RBC rules provide for various regulatory actions when the ratio of a company's total adjusted capital to its Company Action Level RBC fall below 100%. At December 31, 1995, Massachusetts General, Philadelphia Life, and Lamar Life, the only subsidiaries currently writing new business, had total adjusted capital of 222%, 263%, and 439% of their Company Action Level RBC, respectively.

    Massachusetts General is a party to a financial reinsurance agreement under which it received statutory surplus of $1.3 million at December 31, 1995, $2.9 million at December 31, 1994, and $4.6 million at December 31, 1993. The surplus provided by this agreement will be recaptured over the next few years. In addition, Lamar Life is party to a financial reinsurance agreement under which it received $8.2 million of statutory surplus at December 31, 1995. Such financial reinsurance was reduced by $3.3 million from the date of acquisition of Lamar Life, and is scheduled to be recaptured ratably over the next two years. See Note 10 of the Notes to Consolidated Financial Statements.

EFFECTS OF INFLATION AND INTEREST RATE CHANGES

    The Company does not believe that inflation has had a material effect on its consolidated results of operations. The Company manages its investment portfolio in part to reduce its exposure to interest rate fluctuations. In general, the market value of the Company's fixed maturity portfolio increases or decreases in inverse relationship with fluctuations in interest rates, and the Company's net investment income increases or decreases in direct relationship with interest rate changes. For example, if interest rates decline (as was the case in 1995), the Company's fixed maturity investments generally will increase in market value, while net investment income will decrease as fixed income investments mature or are sold and proceeds are reinvested at the declining rates, and vice versa.

    Also, interest rate changes may have temporary effects on the sale and profitability of the universal life and annuity products offered by the Company. For example, if interest rates rise, competing investments (such as certificates of deposit, mutual funds, and similar instruments) may become more attractive to potential purchasers of the Company's products until the Company increases the rate credited to holders of its universal life and annuity products. In contrast, as interest rates fall, the Company attempts to adjust its credited rates to compensate for the corresponding declines in its net investment income. The Company constantly monitors interest rates with respect to a spectrum of durations and sells policies and annuities that permit flexible responses to interest rate changes as part of the Company's management of interest spreads.

ACCOUNTING STANDARDS

    During 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG LIVED ASSETS AND FOR LONG LIVED ASSETS TO BE DISPOSED OF ("SFAS 121"), which is effective for fiscal years beginning after December 15, 1995. The Company does not believe that the application of the provisions of SFAS 121 will have a material effect on its financial condition or results of operations.

    Also during 1995, the FASB issued Statement of Financial Accounting Standard No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION ("SFAS 123"), which is effective for transactions entered into in fiscal years beginning after December 15, 1995. The Company does have certain stock-based compensation plans which may fall under the scope of SFAS 123; however, the Company is unable to determine whether the adoption of the provisions of SFAS 123 will have a material impact on its financial position or results of operations.

    In 1994, the FASB issued Statement of Financial Accounting Standards No. 120, ACCOUNTING AND REPORTING BY MUTUAL LIFE INSURANCE ENTERPRISES AND BY INSURANCE ENTERPRISES FOR CERTAIN LONG-DURATION PARTICIPATING CONTRACTS ("SFAS 120"), which is effective for fiscal years beginning after December 15, 1995. The Company does not believe that the application of the provisions of SFAS 120 will have a material effect on its financial condition or results of operations.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                          OF LIFE PARTNERS GROUP, INC.

                                                                                                            PAGE
                                                                                                          ---------
Report of Management....................................................................................     29
Report of Independent Accountants.......................................................................     30
Consolidated Balance Sheets at December 31, 1995 and 1994...............................................     31
Consolidated Statements of Operations for the years ended
 December 31, 1995, 1994, and 1993......................................................................     32
Consolidated Statements of Stockholders' Equity for the years ended
 December 31, 1995, 1994, and 1993......................................................................     33
Consolidated Statements of Cash Flows for the years ended
 December 31, 1995, 1994, and 1993......................................................................     34
Notes to Consolidated Financial Statements..............................................................   35 - 62

                              REPORT OF MANAGEMENT

To Our Shareholders

    Management of Life Partners Group, Inc. is responsible for the reliability of the financial information in this annual report. The financial statements are prepared in accordance with generally accepted accounting principles and the other financial information in this annual report is consistent with that of the financial statements.

    The integrity of the financial information relies in large part on maintaining a system of internal control that is established by management to provide reasonable assurance that assets are safeguarded and transactions are properly authorized, recorded and reported. Reasonable assurance is based upon the premise that the cost of controls should not exceed the benefits derived from them.

    Certain financial information presented depends upon management's estimates and judgments regarding the ultimate outcome of transactions which are not yet complete. Management believes these estimates and judgments are fair and reasonable in view of present conditions and available information.

    The Company engages independent accountants to audit its financial statements and express their opinion thereon. They have full access to each member of management in conducting their audits. Such audits are conducted in accordance with generally accepted auditing standards and include a review of internal controls, tests of the accounting records, and such other auditing procedures as they consider necessary to express an opinion on the Company's financial statements.

    The Audit Committee of the Board of Directors, composed solely of nonmanagement directors, meets periodically with management and the independent accountants to review internal accounting control, audit activities and financial reporting matters. The independent accountants have full and free access to the Audit Committee.

               John H. Massey                                Bernhard M. Koch
          Chairman of the Board and                    Executive Vice President and
           Chief Executive Officer                        Chief Financial Officer

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders
Life Partners Group, Inc.

    We have audited the accompanying consolidated balance sheets of Life Partners Group, Inc. and Subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Life Partners Group, Inc. and Subsidiaries as of December 31, 1995 and 1994, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

    As more fully explained in Note 1(d) to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standard No. 115, "Accounting For Certain Investments in Debt and Equity Securities", effective December 31, 1993.

                                          Coopers & Lybrand L.L.P.

Denver, Colorado
March 27, 1996

                           LIFE PARTNERS GROUP, INC.
                          CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                     ASSETS

                                                                                           DECEMBER 31,
                                                                                   ----------------------------
                                                                                       1995           1994
                                                                                   -------------  -------------
Investments:
  Fixed maturities:
    Held-to-maturity, at amortized cost..........................................  $     678,826  $   1,570,034
    Available-for-sale, at fair value............................................      2,672,365      1,058,710
  Equity securities, at fair value...............................................         23,721         27,510
  Mortgage loans on real estate, at amortized cost...............................        110,214         34,177
  Investment real estate, at cost, net of accumulated depreciation...............          4,921          2,796
  Policy loans...................................................................        226,212        192,909
  Collateral loans...............................................................          4,373          1,825
  Cash and short-term investments................................................        197,684         41,715
  Other invested assets..........................................................         59,593         56,039
                                                                                   -------------  -------------
    Total investments............................................................      3,977,909      2,985,715
Notes and accounts receivable and uncollected premiums...........................         29,303         20,607
Receivable from reinsurers.......................................................        244,828         78,176
Federal income tax recoverable...................................................                         6,444
Accrued investment income........................................................         54,785         46,340
Deferred policy acquisition costs, net...........................................        238,736        276,938
Cost of insurance acquired.......................................................        306,015        234,471
Goodwill, net of accumulated amortization........................................        100,470         84,079
Other assets.....................................................................         28,819         15,996
                                                                                   -------------  -------------
                                                                                   $   4,980,865  $   3,748,766
                                                                                   -------------  -------------
                                                                                   -------------  -------------
                                     LIABILITIES AND STOCKHOLDERS' EQUITY
Future policy benefits and claims................................................  $     708,226  $     625,814
Dividends, endowments and other policyholder funds...............................         86,162         64,479
Policyholder account balances....................................................      3,271,906      2,354,169
Deferred policy fees.............................................................         80,590         78,700
Investment borrowings............................................................         73,585         63,786
Notes payable:
  Due within one year............................................................         15,000         15,000
  Due after one year.............................................................        231,083        195,460
Federal income taxes payable:
  Current........................................................................         13,444
  Deferred.......................................................................         25,812         13,889
Other liabilities................................................................         74,548         43,823
                                                                                   -------------  -------------
                                                                                       4,580,356      3,455,120
                                                                                   -------------  -------------
Commitments and contingencies
Stockholders' equity:
Common stock, $.001 par value; 50,000,000 shares authorized; 27,911,851 and
 25,530,334 shares issued and outstanding at December 31, 1995 and 1994,
 respectively....................................................................             28             26
Additional paid-in capital.......................................................        287,863        245,652
Net unrealized investment gains (losses).........................................         58,269        (22,783)
Retained earnings................................................................         54,349         70,751
                                                                                   -------------  -------------
                                                                                         400,509        293,646
                                                                                   -------------  -------------
                                                                                   $   4,980,865  $   3,748,766
                                                                                   -------------  -------------
                                                                                   -------------  -------------

   The accompanying notes are an integral part of the consolidated financial statements.

                           LIFE PARTNERS GROUP, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                              YEAR ENDED DECEMBER 31,
                                                                   ----------------------------------------------
                                                                        1995            1994            1993
                                                                   --------------  --------------  --------------
Revenues:
  Universal life and investment product charges..................  $      252,925  $      199,512  $      180,013
  Universal life charges ceded to client companies...............         (29,564)        (22,275)        (15,861)
  Universal life and investment product surrender charges, net...          16,364          12,750          13,380
  Traditional life and annuity premiums..........................          56,593          50,501          54,658
  Traditional reinsurance premiums...............................         (40,416)        (28,109)        (27,551)
  Accident and health insurance premiums, net....................          24,178           5,512           6,125
                                                                   --------------  --------------  --------------
    Total premium income and other considerations................         280,080         217,891         210,764
  Net investment income..........................................         277,068         225,378         221,131
  Net realized gains (losses)....................................          15,785         (19,652)         18,404
  Other income...................................................           3,183           4,626           5,433
                                                                   --------------  --------------  --------------
    Total revenues...............................................         576,116         428,243         455,732
                                                                   --------------  --------------  --------------
Benefits and expenses:
  Policyholder benefits..........................................         153,307         110,870         102,202
  Interest credited to policyholders.............................         165,415         136,853         139,442
  Amortization of deferred policy acquisition costs, costs of
   insurance acquired, and deferred policy fees..................         148,659          46,224          52,020
  Other operating expenses.......................................          94,784          52,709          51,905
  Amortization of goodwill.......................................           2,745           2,388           2,323
  Interest expense...............................................          27,861          20,728          25,980
                                                                   --------------  --------------  --------------
    Total expenses...............................................         592,771         369,772         373,872
                                                                   --------------  --------------  --------------
Earnings (loss) before income taxes and extraordinary items......         (16,655)         58,471          81,860
  Federal income tax expense (benefit)...........................          (3,271)         21,265          29,868
                                                                   --------------  --------------  --------------
Earnings (loss) before extraordinary items.......................         (13,384)         37,206          51,992
  Extraordinary loss, net of tax effect..........................                           2,558           4,776
                                                                   --------------  --------------  --------------
Net earnings (loss)..............................................         (13,384)         34,648          47,216
  Less dividends in kind on preferred stock......................                                          (3,978)
                                                                   --------------  --------------  --------------
Net earnings (loss) applicable to common stock...................  $      (13,384) $       34,648  $       43,238
                                                                   --------------  --------------  --------------
                                                                   --------------  --------------  --------------
Weighted average common shares and common equivalent share
 outstanding.....................................................      27,127,171      26,111,032      23,407,192
                                                                   --------------  --------------  --------------
                                                                   --------------  --------------  --------------
Earnings (loss) per common share and common equivalent share outstanding:
  Earnings (loss) before extraordinary items.....................  $        (0.49) $         1.43  $         2.05
  Extraordinary loss.............................................                           (0.10)          (0.20)
                                                                   --------------  --------------  --------------
    Net earnings (loss)..........................................  $        (0.49) $         1.33  $         1.85
                                                                   --------------  --------------  --------------
                                                                   --------------  --------------  --------------

   The accompanying notes are an integral part of the consolidated financial statements.

                           LIFE PARTNERS GROUP, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                                                                         NET
                                                                                                     UNREALIZED
                                                              CLASS A       CLASS B     ADDITIONAL   INVESTMENT    RETAINED
                                  PREFERRED     COMMON        COMMON        COMMON        PAID-IN       GAINS      EARNINGS
                                    STOCK        STOCK         STOCK         STOCK        CAPITAL     (LOSSES)     (DEFICIT)
                                  ---------  -------------  -----------  -------------  -----------  -----------  -----------
Balance at January 1, 1993......  $ 118,005                  $      13     $       1     $  69,909    $  46,081    $  (4,150)
Common stock issued for cash,
 net of related offering
 costs..........................               $      11                                   174,860
Cash dividends paid on Common
 Stock..........................                                                                                        (950)
Conversion of Class A and Class
 B Common Stock to Common
 Stock..........................                      14           (13)           (1)
Preferred stock dividends in
 kind...........................      3,978                                                                           (3,978)
Redemption of preferred stock...   (121,983)
Compensation for management
 options........................                                                               163
Change in unrealized gains
 (losses), net..................                                                                        (17,977)
Net earnings....................                                                                                      47,216
                                                                                  --
                                  ---------          ---           ---                  -----------  -----------  -----------
Balance at December 31, 1993....          0           25             0             0       244,932       28,104       38,138

Common stock issued for cash....                       1                                       377
Cash dividends paid on Common
 Stock..........................                                                                                      (2,035)
Compensation for and tax benefit
 of management options..........                                                               343
Change in unrealized gains
 (losses), net..................                                                                        (50,887)
Net earnings....................                                                                                      34,648
                                                                                  --
                                  ---------          ---           ---                  -----------  -----------  -----------
Balance at December 31, 1994....          0           26             0             0       245,652      (22,783)      70,751

Common Stock issued for cash....                                                             1,942
Common Stock issued in
 acquisition of subsidiaries....                       2                                    39,457
Cash dividends paid on Common
 Stock..........................                                                                                      (3,018)
Tax benefit of management
 options exercised..............                                                               812
Change in unrealized gains
 (losses), net..................                                                                         81,052
Net earnings (loss).............                                                                                     (13,384)
                                                                                  --
                                  ---------          ---           ---                  -----------  -----------  -----------
Balance at December 31, 1995....  $       0    $      28     $       0     $       0     $ 287,863    $  58,269    $  54,349
                                                                                  --
                                                                                  --
                                  ---------          ---           ---                  -----------  -----------  -----------
                                  ---------          ---           ---                  -----------  -----------  -----------


                                     TOTAL
                                  STOCKHOLDERS'
                                     EQUITY
                                  ------------
Balance at January 1, 1993......   $  229,859
Common stock issued for cash,
 net of related offering
 costs..........................      174,871
Cash dividends paid on Common
 Stock..........................         (950)
Conversion of Class A and Class
 B Common Stock to Common
 Stock..........................
Preferred stock dividends in
 kind...........................
Redemption of preferred stock...     (121,983)
Compensation for management
 options........................          163
Change in unrealized gains
 (losses), net..................      (17,977)
Net earnings....................       47,216

                                  ------------
Balance at December 31, 1993....      311,199
Common stock issued for cash....          378
Cash dividends paid on Common
 Stock..........................       (2,035)
Compensation for and tax benefit
 of management options..........          343
Change in unrealized gains
 (losses), net..................      (50,887)
Net earnings....................       34,648

                                  ------------
Balance at December 31, 1994....      293,646
Common Stock issued for cash....        1,942
Common Stock issued in
 acquisition of subsidiaries....       39,459
Cash dividends paid on Common
 Stock..........................       (3,018)
Tax benefit of management
 options exercised..............          812
Change in unrealized gains
 (losses), net..................       81,052
Net earnings (loss).............      (13,384)

                                  ------------
Balance at December 31, 1995....   $  400,509

                                  ------------
                                  ------------

   The accompanying notes are an integral part of the consolidated financial statements.

                           LIFE PARTNERS GROUP, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                    YEAR ENDED DECEMBER 31,
                                                                              -----------------------------------
                                                                                1995        1994         1993
                                                                              ---------  -----------  -----------
Cash flows from operating activities:
  Net earnings (loss).......................................................  $ (13,384) $    34,648  $    47,216
  Adjustments to reconcile net earnings (loss) to net cash used by operating activities:
      Extraordinary loss, net of tax effect.................................                   2,558        4,776
      Net realized (gains) losses...........................................    (15,785)      19,652      (18,404)
      Adjustments relating to universal life and annuity products:
        Interest credited to account balances...............................    138,465      110,946      114,294
        Charges for mortality and administration............................   (223,361)    (177,237)    (164,152)
      Depreciation and amortization.........................................      5,494        4,945        5,504
      Decrease in future policy benefits....................................    (13,253)      (3,470)     (20,591)
      Increase in reserve liability on modified coinsurance agreements......     17,571       12,534        5,471
      Decrease (increase) in deferred policy acquisition costs, net.........     20,561      (64,912)     (61,588)
      Amortization of cost of insurance acquired, net.......................     41,406       25,566       27,869
      Amortization of deferred policy fees..................................    (17,025)      (4,206)      (6,275)
      Increase (decrease) in currently payable taxes........................     19,888      (12,738)       6,683
      Deferred tax expense (benefit)........................................    (22,539)      19,168      (27,759)
      Increase in policy liabilities, other policyholder funds, and other
       liabilities..........................................................     14,959       13,601       15,693
      Increase in notes and accounts receivable and accrued investment
       income...............................................................     (1,311)      (2,903)     (10,402)
      Amortization of bond and mortgage loan discount and premium, net......        573         (663)      (9,472)
      Other, net............................................................     (8,908)        (190)      (3,313)
                                                                              ---------  -----------  -----------
        Net cash used by operating activities...............................    (56,649)     (22,701)     (94,450)
                                                                              ---------  -----------  -----------
Cash flows from investing activities:
  Sales of fixed maturities:
      Available-for-sale....................................................    301,100    1,303,540    1,011,137
      Held-to-maturity......................................................     33,480                   262,355
  Maturities of fixed investments:
      Available-for-sale....................................................     92,451       89,173      149,831
      Held-to-maturity......................................................     71,588       64,097      113,031
  Sales of other long-term invested assets..................................     60,670       28,459      141,623
  Decrease (increase) in policy loans, net..................................     (4,396)      (3,528)       6,689
  Purchases of fixed maturities.............................................   (389,269)  (1,842,038)  (1,842,986)
  Purchases of other long-term invested assets..............................    (24,809)     (43,714)     (46,396)
  Purchase of subsidiaries, net of cash and short-term investments
   acquired.................................................................    (20,591)
                                                                              ---------  -----------  -----------
        Net cash provided (used) by investing activities....................    120,224     (404,011)    (204,716)
                                                                              ---------  -----------  -----------
Cash flows from financing activities:
  Policyholder contract deposits............................................    458,737      384,738      577,005
  Policyholder contract withdrawals.........................................   (261,828)    (196,261)    (194,157)
  Proceeds from issuance of common stock....................................      1,942          408      187,086
  Costs related to common stock issuance....................................                     (30)     (12,215)
  Proceeds from notes payable...............................................     50,000                   160,000
  Proceeds from investment borrowings, net..................................                  63,786
  Principal repayments on investment borrowings.............................    (92,866)
  Principal payments on notes payable and indebtedness to related party.....    (60,573)      (3,822)    (265,025)
  Deferred loan costs related to notes payable and indebtedness to related
   party....................................................................                    (898)      (7,087)
  Cash dividends paid on common stock.......................................     (3,018)      (2,035)        (950)
  Redemption of preferred stock.............................................                             (121,983)
                                                                              ---------  -----------  -----------
        Net cash provided by financing activities...........................     92,394      245,886      322,674
                                                                              ---------  -----------  -----------
Net increase (decrease) in cash and short-term investments..................    155,969     (180,826)      23,508
Cash and short-term investments at beginning of year........................     41,715      222,541      199,033
                                                                              ---------  -----------  -----------
Cash and short-term investments at end of year..............................  $ 197,684  $    41,715  $   222,541
                                                                              ---------  -----------  -----------
                                                                              ---------  -----------  -----------

   The accompanying notes are an integral part of the consolidated financial statements.

                           LIFE PARTNERS GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
    (a)  PRINCIPLES OF CONSOLIDATION

    The consolidated financial statements include the accounts of Life Partners Group, Inc. ("Life Partners") and its wholly-owned subsidiaries (together the "Company") from the date of acquisition. The subsidiaries consist of Philadelphia Life Insurance Company ("Philadelphia Life"), Massachusetts General Life Insurance Company ("Massachusetts General"), Lamar Life Insurance Company ("Lamar Life"), Wabash Life Insurance Company ("Wabash"), Independent Processing Services, Inc. ("IPS"), Travel Partners Group, Inc. ("TPG"), Philadelphia Life Asset Planning Company ("PLAPCO"), Stratford Capital Group, Inc. ("Stratford Capital"), Lamar Life International, Inc. ("LLII"), Whitehall Fund Managers, Inc. ("WFM"), Eagles National Corporation ("ENC"), and Partners Risk Management Company ("PRMC").

    All significant intercompany accounts and transactions have been eliminated in consolidation.

    (b)  BASIS OF PRESENTATION

    The Company's insurance subsidiaries maintain their accounts in conformity with accounting practices prescribed or permitted by state insurance regulatory authorities. In the accompanying financial statements such accounts have been adjusted to conform with generally accepted accounting principles ("GAAP") (see
Note 13).

    (c)  NATURE OF OPERATIONS

    Life Partners is an insurance holding company that, through its three principal life insurance subsidiaries, sells a diverse portfolio of universal life insurance and annuity products to individuals. The Company also maintains an existing block of traditional, universal life and annuity business in force. The Company markets its life insurance products through two separate marketing systems; the Client Company marketing system (including affiliated companies) and the Regional Director marketing system. While both systems rely on independent agents to consummate sales, the Client Company System further offers qualified members of its life insurance sales force the opportunity to participate in and share in the profitability of an agent-owned reinsurance company. Of the Company's total gross annualized premiums on new life insurance sales, 71.6%, 77.6%, and 71.9% were generated by agents participating in the Client Company marketing system during 1995, 1994 and 1993, respectively.

    (d)  INVESTMENTS

    Effective December 31, 1993, the Company adopted Statement of Financial Accounting Standard No. 115, ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES ("SFAS 115") issued by the Financial Accounting Standards Board ("FASB"). Under SFAS 115, fixed-maturity securities classified as investments held-to-maturity are carried at amortized cost because the Company has the intent and the ability to hold such securities to maturity. Although the Company has the ability and intent to hold these investments to maturity, infrequent and unusual conditions could occur under which certain investments designated as held to maturity would be sold. Such conditions include unforeseen changes in asset quality, significant changes in tax law affecting the taxation of securities, significant business acquisitions or dispositions, and changes in regulatory capital requirements or permissible investments. Fixed-maturities that may be sold prior to maturity are included in the Company's available-for-sale account at fair value. The classification of investments is determined at the date of purchase and is reevaluated at each balance sheet date.

    The effect of the adoption of SFAS 115 was to decrease stockholders' equity by approximately $0.8 million. This net decrease consisted of an increase of approximately $6.6 million from securities which were previously classified as held-to-maturity and transferred to available-for-sale, and a decrease of approximately $7.4 million for securities which were previously classified as actively

                           LIFE PARTNERS GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) managed investments, which were carried at fair value, and were transferred to held-to-maturity. The adoption of SFAS 115 had no effect on net earnings or cash flows. SFAS 115 prohibits restatement of prior years' financial statements.

    In November 1995, the Company transferred certain securities between the available-for-sale and held-to-maturity classifications as permitted by an implementation guide issued by the Financial Accounting Standards Board (See
Note 4).

    Premiums and discounts on fixed maturity investments are amortized over the term of the security, or in the case of mortgage-backed securities, over the estimated life of the security. Such amortization is included in net investment income.

    Principal prepayments affect the cash flow pattern and yield of mortgage-backed securities. The amortization of discounts and premiums takes into consideration actual and future estimated principal prepayments. The Company utilizes estimated prepayment speed information obtained from published sources or from estimates developed by its investment advisors. The effects on the yield of a security from changes in principal prepayments are recognized retrospectively, except for interest only or residual interest structured securities which are recognized prospectively. The degree to which a security is susceptible to yield adjustments is influenced by the difference between its carrying value and par, the relative sensitivity of the underlying mortgages backing the assets to prepayment in a changing interest rate environment, and the repayment priority for structured securities such as collateralized mortgage obligations.

    Mortgage loans are stated at the aggregate unpaid principal balances, less unamortized discount and less allowance for possible losses. Real estate held for investment is stated at cost, less allowances for depreciation and, as appropriate, provisions for possible losses. Real estate acquired through foreclosure is stated at lower of cost or market.

    Policy and collateral loans are stated at the aggregate unpaid principal balances.

    For  purposes  of  the  statements  of  cash  flows,  cash  and   short-term
investments include commercial paper, invested cash, and other investments with original maturities of three months or less, and are reflected at cost.

    Other invested assets consist primarily of limited partnerships acquired prior to 1995, which are accounted for under the cost method. Certain of these limited partnership investments are related party transactions (see Note 14).

    During 1995, 1994 and 1993, the Company owned certain derivative investments in the form of interest rate swap agreements. During the term of an interest rate swap, the net swap settlement amount is accrued over the unexpired term as an adjustment of interest income. Gains or losses on termination are deferred and amortized as an interest adjustment over the remaining original life of the underlying financial instrument, or reflected in operations as appropriate.

    During 1994 the Company entered into certain reverse repurchase finance agreements related to the purchase of certain mortgage-backed securities. These financings were collateralized by mortgage-backed securities with fair market values in excess of the loan value. Such transactions are accounted for as short-term collateralized borrowings and generally terminate within 120 days.

    Net realized investment gains and losses are included in the determination of net earnings (loss). Unrealized investment gains and losses on marketable equity securities and fixed maturity investments available-for-sale, net of amortization of deferred policy acquisition costs, deferred policy fees and related deferred tax effect, if any, are charged or credited directly to stockholders' equity and do

                           LIFE PARTNERS GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) not affect net earnings (loss). If a decline in the market value of an individual investment is considered to be other than temporary, the difference between amortized book value and net realizable value is recorded as a realized investment loss. Net realizable value is based on quoted market prices or discounted cash flows in the absence of quoted market prices. The cost of investments sold is determined on a specific identification basis (see Note 4).

    Changes in the interest rate environment have a direct, inverse impact on the market value of fixed income investments. It is reasonably possible that changes in interest rates will occur in the near term and that such changes could have a material effect on the carrying value of available-for-sale fixed maturity and equity securities, with an offsetting effect to stockholders' equity, net of the related effects on deferred policy acquisition costs, deferred policy fees, costs of insurance acquired and related deferred income taxes. The impact of the adjustment to investments carried at market value resulting from interest rate fluctuations and related adjustments to other accounts do not have a direct impact on the Company's results of operations.

    During 1995, the FASB issued Statement of Financial Accounting Standards No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG LIVED ASSETS AND FOR LONG LIVED ASSETS TO BE DISPOSED OF ("SFAS 121"), which is effective for fiscal years beginning after December 15, 1995. The Company does not believe that the application of the provisions of SFAS 121 will have a material effect on its financial condition or results of operations.

    (e)  DEFERRED POLICY ACQUISITION COSTS

    Costs which vary with and are primarily related to the acquisition of new business have been deferred to the extent that such costs are deemed recoverable through future revenues. These costs include commissions, certain costs of policy issuance and underwriting, and certain variable agency selling expenses. For traditional life products, deferred costs are amortized with interest over the premium paying period in proportion to the ratio of annual premium revenue to the anticipated total premium revenue. Deferred policy acquisition costs related to universal life, interest-sensitive life, and annuity products are amortized with interest in relation to the present value, using the assumed crediting rate, of expected positive gross profits on the products, with a provision during earlier profitable periods for losses occurring in latter periods. Retrospective adjustments of these amounts are made when the Company revises its estimates of current or future gross profits and losses, including investment gains and losses related to changes in market interest rates to be realized from a group of policies. Anticipated investment income is considered in the determination of recoverability of deferred policy acquisition costs.

    Changes in deferred policy acquisitions costs are as follows (in thousands):

                                                                                1995         1994         1993
                                                                             -----------  -----------  -----------
Balance, beginning of year.................................................  $   276,938  $   200,475  $   144,307
Capitalization of costs incurred...........................................      103,717       89,776       92,014
Interest accretion.........................................................       16,982       14,322       11,205
Adjustment for unrealized gains and losses on fixed maturity investments
 available-for-sale........................................................      (17,641)      11,551       (5,420)
Amortization...............................................................     (141,260)     (39,186)     (41,631)
                                                                             -----------  -----------  -----------
Balance, end of year.......................................................  $   238,736  $   276,938  $   200,475
                                                                             -----------  -----------  -----------
                                                                             -----------  -----------  -----------

    The determination of expected future gross profits and losses is based on historical gross profits and management's estimates and assumptions regarding future investment spreads, maintenance expenses, mortality and persistency of the block of business. The accuracy of the estimates and

                           LIFE PARTNERS GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
assumptions are impacted by several factors, including factors outside the control of management such as movements in interest rates. It is reasonably possible that conditions impacting the estimates and assumptions will change and that changes may result in future adjustments to deferred policy acquisition costs. At December 31, 1995, the Company reassessed its expectations of future gross profits and losses resulting in an additional net change in deferred acquisition costs, deferred policy fees and provision for losses of $66.6 million. This change in estimate related to deferred expenses and fees, and provision for losses was included as an expense in the 1995 Consolidated Statement of Operations.

    (f)  COST OF INSURANCE ACQUIRED

    A portion of the purchase price paid for the Company's insurance subsidiaries was allocated to the cost of insurance acquired based on the actuarially determined future profits from policies acquired with the purchase of the insurance subsidiaries. The portion of the asset relating to the acquisition of subsidiaries in 1990 is amortized without interest in relation to expected future gross profits, adjusted prospectively for changes in assumptions, including direct charge-offs for any excess of the unamortized asset over the present value of projected future profits.

    Additionally, the Company assumed a block of annuity business in 1993 and consummated the Lamar Life acquisition in 1995 (See Note 2), of which portions of the respective purchase prices were allocated to the cost of the policies acquired. These assets are amortized with interest in relation to expected gross profits, using the assumed crediting interest rate, including direct charge-offs for any excess of the unamortized asset over the present value of expected gross profits. Retrospective adjustments of the amounts related to the 1993 and 1995 business acquired are made when the Company revises its estimates of expected future gross profits and losses with respect to the policies acquired.

    The estimation of future gross profits and losses with respect to cost of insurance acquired is subject to the same estimation process and is impacted by the same factors as discussed above under deferred policy acquisition costs.

    Changes in the cost of insurance acquired are as follows (in thousands):

                                                                                1995         1994         1993
                                                                             -----------  -----------  -----------
Balance, beginning of year.................................................  $   234,471  $   260,037  $   272,543
Additional cost of insurance acquired......................................      127,377                    15,363
Interest accretion.........................................................        5,695          614          414
Adjustment for unrealized gains and losses on fixed maturity investments
 available for sale........................................................      (14,427)
Amortization...............................................................      (47,101)     (26,180)     (28,283)
                                                                             -----------  -----------  -----------
Balance, end of year.......................................................  $   306,015  $   234,471  $   260,037
                                                                             -----------  -----------  -----------
                                                                             -----------  -----------  -----------

    Future amortization is estimated at $47.8 million, $41.3 million, $36.4 million, $30.9 million, and $26.5 million for the years 1996, 1997, 1998, 1999, and 2000, respectively. Due to changes in estimates of future gross profits and losses, the estimated future amortization is expected to increase as compared to prior year estimates.

    (g)  GOODWILL

    Goodwill is amortized on the straight-line basis over a 40 year period. Accumulated amortization of goodwill was $13.8 million and $11.1 million at December 31, 1995 and 1994, respectively. The Company continually evaluates whether current events and circumstances warrant adjustments to

                           LIFE PARTNERS GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) the carrying value and/or the estimated amortization period of goodwill and other intangibles. An adjustment to the carrying value or amortization period is based on future undiscounted cash flows. At this time, the Company believes that no significant impairment of the goodwill and other intangibles has occurred and that no reduction of the estimated amortization period is warranted.

    (h)  FUTURE POLICY BENEFITS AND CLAIMS

    The liability for future policy benefits of traditional life products has been computed by the net level premium method based on estimated future investment yield, mortality, and withdrawal experience. Reserve interest assumptions are graded to rates between 7.25% and 8.5%. Mortality assumptions are based on the 1965-70 Basic Experience Table. Withdrawal assumptions vary by year of issue, age of the insured, and type of insurance. Mortality and withdrawal assumptions are based on actual experience, modified as necessary to reflect anticipated trends and to include provisions for possible unfavorable deviations. The assumptions vary by plan, year of issue, and duration. Substantially all of the traditional life products were issued prior to 1984. The future policy benefit reserves include a provision for policyholder dividends based upon dividend scales assumed at the date of purchase of acquired companies or as presently contemplated.

    Policy and contract claims include provisions for reported claims in process of settlement, valued in accordance with the terms of the related policies and contracts, as well as provisions for claims incurred and unreported based on prior experience of the Company.

    Future policy benefits and claims are calculated using numerous assumptions and estimates including interest rates, mortality and persistency, which are intended to estimate the timing of payment of policyholder benefits and claims. Actual results could differ from these estimates.

    (i)  POLICYHOLDER ACCOUNT BALANCES

    Benefit reserves for universal life, including both variable and fixed premium products, and annuity products are determined using the "retrospective deposit" method and consist of policy account values before any surrender charges.

    (j)  DEFERRED POLICY FEES

    Certain front-end fees assessed against policyholder account balances on universal life contracts are deferred and amortized with interest in relation to the present value of expected gross profits on the product. Such amortization is in direct proportion to amortization of deferred policy acquisition costs for a given policy form and is netted with amortization of deferred policy acquisition costs in the Consolidated Statements of Operations.

    Changes in deferred policy fees are as follows (in thousands):

                                                                                   1995       1994       1993
                                                                                 ---------  ---------  ---------
Balance, beginning of year.....................................................  $  78,700  $  59,058  $  46,142
Capitalization.................................................................     21,348     22,241     19,850
Interest accretion.............................................................      4,867      4,133      3,569
Adjustment for unrealized gains and losses on fixed maturity investments
 available-for-sale............................................................     (2,433)     1,607       (659)
Amortization...................................................................    (21,892)    (8,339)    (9,844)
                                                                                 ---------  ---------  ---------
Balance, end of year...........................................................  $  80,590  $  78,700  $  59,058
                                                                                 ---------  ---------  ---------
                                                                                 ---------  ---------  ---------

    At December 31, 1995, the Company reassessed its expectations future gross profits and losses resulting in additional amortization of Deferred Policy Fees (See Note 1(e)).

                           LIFE PARTNERS GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    (k)  LIABILITY FOR GUARANTY FUND ASSESSMENTS

    Assessments are levied on the Company from time to time by guaranty fund associations of states in which it is licensed to provide for payment of covered claims or to meet other insurance obligations, subject to prescribed limits, of insolvent insurance enterprises. Assessments are allocated to an insurer based on the ratio of premiums written by an insurer to total premiums written in the state. The term of the assessments depend on how each guaranty fund association elects to fund its obligation. Assessments levied by certain states may be recoverable through a reduction in future premium taxes. The Company provides a liability, net of discount and estimated premium tax offsets, for estimated future assessments of known insolvencies. Such liability was $2.7 million and $0.5 million at December 31, 1995 and 1994, respectively. The Company determines the liability utilizing a report prepared annually by the National Organization of Life, Health and Accident Guaranty Associations which provides estimates of assessments by insolvency. Although management believes the provision for guaranty fund assessments is adequate for all known insolvencies, and does not currently anticipate the need for any material additions to the reserve for known insolvencies, it is reasonably possible that the estimates on which the provision is based will change and that such changes may result in future adjustments.

    (l)  RECOGNITION OF PREMIUM REVENUE AND RELATED EXPENSES

    Premium revenue for traditional life insurance products is reported as earned when due. Benefits and expenses are associated with earned premiums so as to result in recognition of profits over the premium paying period. This association is accomplished by means of a provision for future policy benefit reserves and the amortization of deferred policy acquisition costs. Revenues for universal life policies and annuity products consist of policy charges for the cost of insurance, policy administration charges, amortization of policy initiation fees, and surrender charges. Expenses related to these products include interest credited to policy account balances and benefit claims incurred in excess of policy account balances. Premiums earned on group accident and health insurance business are recorded as fees net of ceded commissions in accident and health insurance premiums, net.

    (m)  EARNINGS PER SHARE

    Net earnings per common share is based on the weighted average number of common and common equivalent shares outstanding during the periods. Net loss per common share is based on the weighted average number of common shares outstanding. Pursuant to Securities and Exchange Commission Staff Accounting Bulletin No. 83, all common shares issued and options and warrants granted by the Company during the twelve months preceding March 23, 1993, the date of the Company's initial public offering, except those issued to General Electric
Capital Corporation ("GE Capital") upon exercise of the GE Capital warrants, have been included in the calculation of common and common equivalent shares outstanding as if they were outstanding for all periods presented (using the treasury stock method and a public offering price of $17.00 per share).

    (n)  POSTRETIREMENT BENEFITS

    The Company has no material liabilities for postretirement benefits. The liabilities for certain individuals who were vested in the prior owner's plan or in the prior Lamar Life plan are accounted for in accordance with Statement of Financial Accounting Standards No. 106.

                           LIFE PARTNERS GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    (o)  ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    (p)  RECLASSIFICATIONS

    The Company has reclassified the presentation of certain prior period information to conform with the 1995 presentation. The reclassifications had no effect on the financial position, results of operations or cash flows of the Company.

2.  ACQUISITION
    On April 28, 1995, Life Partners Group, Inc. finalized an agreement to acquire Lamar Financial Group, Inc. ("Lamar"), together with all its subsidiaries, including Lamar Life Insurance Company of Jackson, Mississippi, for a purchase price of $77 million.

    The acquisition is summarized as follows (in millions):

Assets acquired:
  Investments:
    Fixed maturities.......................................  $     666
    Others.................................................        166
                                                             ---------
                                                                   832
  Cost of insurance acquired...............................        126
  Goodwill.................................................         19
  All other................................................        233
                                                             ---------
                                                                 1,210
                                                             ---------
Liabilities assumed:
  Future policy benefits...................................         84
  Policyholder account balances............................        857
  Debt.....................................................         46
  All other................................................        146
                                                             ---------
                                                                 1,133
                                                             ---------
Net assets acquired........................................  $      77
                                                             ---------
                                                             ---------
Financed by:
Borrowings under bank credit facility......................  $      36
Common stock (2,010,645 shares)............................         39
Cash.......................................................          2
                                                             ---------
                                                             $      77
                                                             ---------
                                                             ---------

    The acquisition was accounted for using the purchase method, and the results of operations of Lamar were included in the consolidated statement of operations from the date of acquisition. Also included in the results of operations is a one time charge of $0.5 million for interest expense on the acquisition purchase price. The fair value of assets and liabilities of Lamar were reflected in the Company's consolidated balance sheet as of April 28, 1995, and goodwill recorded as a result of the acquisition was increased by approximately $4.8 million due to further evaluation of the fair values of

                           LIFE PARTNERS GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2.  ACQUISITION (CONTINUED)
the acquired assets and liabilities. Evaluation of fair values for acquired assets and liabilities, including investments, cost of insurance purchased, and insurance and annuity liabilities is continuing and allocation of the purchase price may be further adjusted.

    As of December 31, 1995, the Company had substantially completed the move of the primary life, annuity and corporate functions of Lamar from its location in Jackson, Mississippi, to the Company's headquarters in Englewood, Colorado. In connection with this move, the Company has incurred and anticipates certain additional closing and moving costs, costs to involuntarily terminate or relocate employees, and terminate or renegotiate certain contracts. Management has estimated these costs to total approximately $3.8 million, and has included such estimated costs in the allocation of the acquired net assets of Lamar. Such costs may be revised in future periods if actual costs deviate significantly from the estimates.

    The following unaudited pro forma information presents the consolidated results of operations of the Company and Lamar as if the acquisitions had been effective at the beginning of the periods presented, after giving effect to adjustments to reflect the acquisition and the financing related thereto.

                                                                                PRO FORMA
                                                                         YEAR ENDED DECEMBER 31,
                                                                      ------------------------------
                                                                           1995            1994
                                                                      --------------  --------------
                                                                       (IN THOUSANDS, EXCEPT SHARE
                                                                           AND PER SHARE DATA)
Revenues............................................................  $      598,313  $      530,641
Earnings (loss) before income taxes and extraordinary item..........         (14,919)         67,356
Earnings (loss) before extraordinary item...........................         (12,289)         43,419
Net earnings (loss).................................................         (12,289)         40,861

Earnings (loss) per share before extraordinary item.................  $        (0.44) $         1.54
Net earnings (loss) per share.......................................  $        (0.44) $         1.45
Weighted average common shares and common equivalent shares
 outstanding........................................................      27,777,188      28,121,677

    The above unaudited pro forma information is intended for informational purposes only and may not necessarily be indicative of the Company's future results of operations.

3.  NOTES PAYABLE
    Notes payable at December 31, 1995, and December 31, 1994, are summarized below (in thousands):

                                                                                   AMOUNT OUTSTANDING
                                                                                   NET OF UNAMORTIZED
                                                         AMOUNT OUTSTANDING          ISSUANCE COSTS
                                                      ------------------------  ------------------------
                                                         1995         1994         1995         1994
                                                      -----------  -----------  -----------  -----------
Borrowings under bank credit facility (A)...........  $   156,178  $   121,178  $   155,581  $   120,370
12 3/4% Senior Subordinated Notes Due 2002 (B)......       95,100       95,100       90,502       90,090
                                                      -----------  -----------  -----------  -----------
                                                      $   251,278  $   216,278  $   246,083  $   210,460
                                                      -----------  -----------  -----------  -----------
                                                      -----------  -----------  -----------  -----------

(A) On August 12, 1994, the unsecured syndicated credit facility was amended and restated to include a $50 million revolving credit facility and various other modifications. On April 28, 1995, the Company utilized $36 million of the revolving credit facility in the acquisition of Lamar Financial

                           LIFE PARTNERS GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

3.  NOTES PAYABLE (CONTINUED)
    Group, Inc. (See Note 2). On December 28, 1995, the Company utilized the remaining $14 million of the facility. According to the amended agreement, the $50 million outstanding principal will convert to a term loan effective January 1, 1997, payable in quarterly installments through September 30, 1999. The outstanding principal under the existing term loan is payable in quarterly installments through September 30, 1999. Both the outstanding term loan principal and outstanding revolving loan principal may be designated as a "base rate loan", a "eurodollar loan", or a combination of both at the Company's option on a periodic basis.

    Any principal portion designated as a base rate loan bears interest at a rate per annum equal to the higher of (a) the Federal Funds Rate for such day plus 1/2 of 1%, or (b) the Prime rate for such day. Any principal portion designated as a eurodollar loan bears interest at a rate per annum based upon the one, two, three, or six month LIBOR rate, plus a 1.0% margin. At December 31, 1995, the entire outstanding term loan principal amount of $106.2 million was designated by the Company as a eurodollar loan, bearing interest based upon the six month LIBOR rate of 6.75%. The outstanding revolving loan principal amount of $50 million was also designated by the Company as a eurodollar loan. Of the outstanding revolving loan principal, $36.0 million bears interest based on the six month LIBOR rate of 6.88%, and $14.0 million bears interest based upon the three month LIBOR rate of 6.69%. The loan agreement under the bank credit facility contains covenants, the most restrictive of which limits payments by the Company for dividends to 3% of net worth as defined in the agreement.

(B) On July 30, 1992, Life Partners completed a public offering of $100 million of unsecured senior subordinated notes. The notes bear interest at the rate of 12 3/4% (payable semi-annually on January 15 and July 15), and the principal of the notes is payable in a single installment at maturity on July 15, 2002. The notes are redeemable at Life Partners' option at any time after July 15, 1997, and there are no sinking fund requirements. The notes may be redeemed by Life Partners at redemption prices of 103.643% and 101.831% of the outstanding principal balances in the 12-month periods commencing July 15, 1997 and 1998, respectively, or at 100% thereafter. One of Life Partners' subsidiaries purchased $4.9 million of the notes in 1993.

    The following summary sets forth the principal balance of maturities of notes payable during each of the next five years (in thousands):

1996.....................................................  $  15,000
1997.....................................................     38,182
1998.....................................................     48,182
1999.....................................................     54,814
2000 and thereafter......................................     95,100
                                                           ---------
                                                           $ 251,278
                                                           ---------
                                                           ---------

    The components of interest expense associated with notes payable are as follows (in thousands):

                                                                           YEAR ENDED DECEMBER 31,
                                                                       -------------------------------
                                                                         1995       1994       1993
                                                                       ---------  ---------  ---------
Notes payable........................................................  $  23,225  $  20,728  $  23,584
Indebtedness to related party........................................                            2,396
                                                                       ---------  ---------  ---------
    Total............................................................  $  23,225  $  20,728  $  25,980
                                                                       ---------  ---------  ---------
                                                                       ---------  ---------  ---------

                           LIFE PARTNERS GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

3.   NOTES PAYABLE (CONTINUED)

    Interest expense for the year ended December 31, 1995, as reported in the consolidated statement of operations, also includes interest paid or accrued to the Internal Revenue Service relating to assessments on prior tax years of $4.2 million (See Note 12), and interest expense of $0.5 million associated with purchase accounting of Lamar (See Note 2).

    To the extent that loans were payable to GE Capital, which owned approximately 40% of the outstanding common stock of Life Partners at January 1, 1993, under the Senior Loan Agreement, they were classified as "Indebtedness to related party." To the extent that loans are payable to unaffiliated third parties, they are classified as "Notes payable" (see Note 9).

    The interest and principal payment terms of surplus debentures payable by Wabash to Life Partners are structured, subject to certain surplus restrictions, to provide sufficient cash to meet all payment terms on these loan agreements (see Note 7).

4.  INVESTMENTS
    Investment income by type of investment was as follows (in thousands):

                                                                        YEAR ENDED DECEMBER 31,
                                                                 -------------------------------------
                                                                    1995         1994         1993
                                                                 -----------  -----------  -----------
Gross investment income:
  Fixed maturities.............................................  $   251,403  $   211,318  $   199,164
  Policy loans.................................................       14,732       12,212       12,691
  Short-term investments.......................................        6,583        4,277        4,848
  Other invested assets........................................        5,360        4,179        4,877
  Mortgage loans...............................................        9,445        3,041        4,043
  Equity securities............................................        1,866        1,336        1,113
  Collateral loans.............................................          214          106          118
  Investment real estate.......................................        1,506          337          246
                                                                 -----------  -----------  -----------
    Gross investment income....................................      291,109      236,806      227,100
                                                                 -----------  -----------  -----------
Less: Investment expenses......................................        6,060        6,293        5,969
    Interest expense on investment borrowings..................        7,981        5,135
                                                                 -----------  -----------  -----------
Net investment income..........................................  $   277,068  $   225,378  $   221,131
                                                                 -----------  -----------  -----------
                                                                 -----------  -----------  -----------

    Following is an analysis of net realized gains (losses) on investments (in thousands):

                                                                        YEAR ENDED DECEMBER 31,
                                                                   ---------------------------------
                                                                     1995        1994        1993
                                                                   ---------  ----------  ----------
Fixed maturities.................................................  $   1,253    $(10,122)   $(13,063)
Equity securities................................................     14,577      (1,126)     33,845
Other............................................................        (45)     (8,404)     (2,378)
                                                                   ---------  ----------  ----------
                                                                   $  15,785    $(19,652)    $18,404
                                                                   ---------  ----------  ----------
                                                                   ---------  ----------  ----------

    Realized investment gains (losses) resulted in (decelerated) accelerated net amortization expense for deferred policy acquisition and deferred policy fees of $(8,039,000), $12,000 and $4,773,000 during the years ended December 31, 1995,
1994 and 1993, respectively.

    Realized investment losses for other than temporary declines in the market values of debt securities totaled $9.2 million, $7.1 million, and $54.5 million in 1995, 1994, and 1993, respectively.

                           LIFE PARTNERS GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

4.  INVESTMENTS (CONTINUED)
    During 1995, the Company sold $35.1 million of fixed maturity investments which were previously classified as held-to-maturity. Such sales were primarily the result of significant deterioration of creditworthiness of the issuers. Based upon available information, the Company concluded that, in all probability, substantial amounts due would not be collected or there would be delay in collection, causing the Company to sell these securities. As a result of such sales, the Company realized net losses of $1.6 million in 1995.

    The cost and estimated fair values of equity securities are as follows (in thousands):

                                                                      GROSS        GROSS     ESTIMATED
                                                                   UNREALIZED   UNREALIZED     FAIR
                                                          COST        GAINS       LOSSES       VALUE
                                                        ---------  -----------  -----------  ---------
December 31, 1995:
Preferred stock.......................................  $  18,984   $   1,123    $     502   $  19,605
Common stock..........................................      1,945       2,271          100       4,116
                                                        ---------  -----------  -----------  ---------
    Totals............................................  $  20,929   $   3,394    $     602   $  23,721
                                                        ---------  -----------  -----------  ---------
                                                        ---------  -----------  -----------  ---------

December 31, 1994:
Preferred stock.......................................  $   8,760   $     231    $   1,134   $   7,857
Common stock..........................................      5,745      14,057          149      19,653
                                                        ---------  -----------  -----------  ---------
    Totals............................................  $  14,505   $  14,288    $   1,283   $  27,510
                                                        ---------  -----------  -----------  ---------
                                                        ---------  -----------  -----------  ---------

    The amortized cost and estimated fair values of debt securities classified as fixed maturity investments held-to-maturity are as follows (in thousands):

                                                                                 GROSS        GROSS
                                                                  AMORTIZED   UNREALIZED   UNREALIZED    ESTIMATED
                                                                    COST         GAINS       LOSSES     FAIR VALUE
                                                                 -----------  -----------  -----------  -----------
December 31, 1995:
United States treasury securities and obligations of United
 States government corporations and agencies...................  $     2,024   $      44                $     2,068
Obligations of states and political subdivisions...............        2,420         307                      2,727
Debt securities issued by foreign government...................       16,272       1,014                     17,286
Corporate securities...........................................      533,110      36,273    $   4,280       565,103
Mortgage-backed securities.....................................       74,470       4,959          107        79,322
Other debt securities..........................................       50,530       4,641          301        54,870
                                                                 -----------  -----------  -----------  -----------
    Totals.....................................................  $   678,826   $  47,238    $   4,688   $   721,376
                                                                 -----------  -----------  -----------  -----------
                                                                 -----------  -----------  -----------  -----------

                           LIFE PARTNERS GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

4.  INVESTMENTS (CONTINUED)

                                                                              GROSS        GROSS
                                                              AMORTIZED    UNREALIZED   UNREALIZED     ESTIMATED
                                                                COST          GAINS       LOSSES      FAIR VALUE
                                                            -------------  -----------  -----------  -------------
December 31, 1994:
United States treasury securities and obligations of
 United States government corporations and agencies.......  $      32,725   $      44   $     1,964  $      30,805
Obligations of states and political subdivisions..........            757          88                          845
Debt securities issued by foreign governments.............         19,077                     2,851         16,226
Corporate securities......................................      1,047,684       7,991        71,981        983,694
Mortgage-backed securities................................        226,205          55        12,814        213,446
Other debt securities.....................................        243,586         456        20,807        223,235
                                                            -------------  -----------  -----------  -------------
    Totals................................................  $   1,570,034   $   8,634   $   110,417  $   1,468,251
                                                            -------------  -----------  -----------  -------------
                                                            -------------  -----------  -----------  -------------

    The amortized cost and estimated fair values of debt securities classified as investments available-for-sale are as follows (in thousands):

                                                                              GROSS        GROSS
                                                              AMORTIZED    UNREALIZED   UNREALIZED     ESTIMATED
                                                                COST          GAINS       LOSSES      FAIR VALUE
                                                            -------------  -----------  -----------  -------------
December 31, 1995:
United States treasury securities and obligations of
 United States government corporations and agencies.......  $      93,368  $     4,620   $     110   $      97,878
Obligations of states and political subdivisions..........          8,443          273                       8,716
Debt securities issued by foreign governments.............         18,440          673          66          19,047
Corporate securities......................................      1,044,051       52,822      11,965       1,084,908
Mortgage-backed securities................................      1,147,848       52,606       1,345       1,199,109
Other debt securities.....................................        249,325       14,584       1,202         262,707
                                                            -------------  -----------  -----------  -------------
    Totals................................................  $   2,561,475  $   125,578   $  14,688   $   2,672,365
                                                            -------------  -----------  -----------  -------------
                                                            -------------  -----------  -----------  -------------

                                                                               GROSS        GROSS
                                                               AMORTIZED    UNREALIZED   UNREALIZED     ESTIMATED
                                                                 COST          GAINS       LOSSES      FAIR VALUE
                                                             -------------  -----------  -----------  -------------
December 31, 1994:
United States treasury securities and obligations of United
 States government corporations and agencies...............  $      94,245   $     238    $   5,629   $      88,854
Obligations of states and political subdivisions...........          1,427                       79           1,348
Debt securities issued by foreign government...............          4,859                      615           4,244
Corporate securities.......................................        389,856       3,794       20,066         373,584
Mortgage-backed securities.................................        575,181       3,272       30,974         547,479
Other debt securities......................................         47,218         365        4,382          43,201
                                                             -------------  -----------  -----------  -------------
    Totals.................................................  $   1,112,786   $   7,669    $  61,745   $   1,058,710
                                                             -------------  -----------  -----------  -------------
                                                             -------------  -----------  -----------  -------------

                           LIFE PARTNERS GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

4.  INVESTMENTS (CONTINUED)
    The amortized cost and estimated fair value of debt securities at December 31, 1995, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

    Held-to-Maturity:

                                                                            AMORTIZED    ESTIMATED
                                                                              COST      FAIR VALUE
                                                                           -----------  -----------
                                                                                (IN THOUSANDS)
Due in one year or less..................................................  $       990  $       983
Due after one year through five years....................................       75,968       77,322
Due after five years through ten years...................................      214,310      225,881
Due after ten years......................................................      313,088      337,868
                                                                           -----------  -----------
                                                                               604,356      642,054
Mortgage-backed securities...............................................       74,470       79,322
                                                                           -----------  -----------
                                                                           $   678,826  $   721,376
                                                                           -----------  -----------
                                                                           -----------  -----------

    Available-for-Sale:

                                                                         AMORTIZED      ESTIMATED
                                                                           COST        FAIR VALUE
                                                                       -------------  -------------
                                                                              (IN THOUSANDS)
Due in one year or less..............................................  $      26,400  $      26,599
Due after one year through five years................................        240,530        249,527
Due after five years through ten years...............................        547,760        573,534
Due after ten years..................................................        598,937        623,596
                                                                       -------------  -------------
                                                                           1,413,627      1,473,256
Mortgage-back securities.............................................      1,147,848      1,199,109
                                                                       -------------  -------------
                                                                       $   2,561,475  $   2,672,365
                                                                       -------------  -------------
                                                                       -------------  -------------

    In November 1995, the Financial Accounting Standards Board issued "A GUIDE TO IMPLEMENTATION OF STATEMENT 115 ON ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES" which permitted a one-time reassessment of the appropriateness of the classifications of all securities. Based on such reassessment, the Company transferred certain securities from the held-to-maturity portfolio to the available-for-sale portfolio in November 1995. The transferred securities had an amortized cost of approximately $1,201.4 million and net unrealized gains of approximately $52.1 million. The transfer resulted in an increase of approximately $26.4 million to shareholders' equity. Such reassessment does not change management's intent to hold other debt securities to maturity.

    Gross gains of $25.3 million and gross losses of $14.8 million were realized in 1995 from the sale of investments in debt securities; gross gains of $19.0 million and gross losses of $22.0 million were realized in 1994; and gross gains of $47.6 million and gross losses of $6.2 million were realized in 1993.

    At December 31, 1995, the Company held cash and short-term investments of Dreyfus Treasury Cash Management Fund with a carrying amount of $58.7 million, which was greater than 10% of stockholders' equity at December 31, 1995.

                           LIFE PARTNERS GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

4.  INVESTMENTS (CONTINUED)
    At December 31, 1994, the carrying amount, fair value and effective yield of high-risk collateralized mortgage obligations included in fixed maturities were $11.6 million, $10.7 million and 14.8%, respectively. At December 31, 1995, the Company did not hold any collateralized mortgage obligations which would be considered high-risk.

    The carrying value of investments that have produced no investment income for the three years ended December 31, 1995, 1994 or 1993 was not material to the Company's consolidated financial position.

    The Company has only limited involvement with derivative financial instruments and does not use them for trading purposes. They are used to manage well-defined interest rate risks. The Company entered into interest rate swap agreements during 1991 and 1993 for the purpose of minimizing exposure to fluctuations in interest rates of specific assets held by the Company. The notional amount of such matched swaps outstanding at December 31, 1994 and 1993, was $20 million, and $120 million, respectively. During 1994, certain swaps were terminated resulting in an aggregate loss of approximately $6.8 million. During the first quarter of 1995, the Company terminated its remaining swaps which resulted in an aggregate loss of approximately $116,000.

    Following is an analysis of the components of net unrealized gains (losses), net of tax on investments (in thousands):

                                                                                 DECEMBER 31,
                                                                            -----------------------
                                                                               1995         1994
                                                                            -----------  ----------
Investments carried at estimated fair value:
  Available-for-sale fixed maturities.....................................  $   110,890  $  (54,076)
  Equity securities.......................................................        2,792      13,005
                                                                            -----------  ----------
                                                                                113,682     (41,071)
Less effect on other balance sheet accounts:
  Deferred policy acquisition costs.......................................      (11,510)      6,131
  Cost of insurance acquired..............................................      (14,427)
  Deferred policy fees....................................................        1,485        (244)
  Deferred income taxes...................................................      (31,140)     12,535
  Other...................................................................          179        (134)
                                                                            -----------  ----------
  Net unrealized gains (losses) on investments............................  $    58,269  $  (22,783)
                                                                            -----------  ----------
                                                                            -----------  ----------

5.  CONCENTRATIONS OF CREDIT RISK
    The Company held unrated or non-investment grade corporate debt securities, excluding senior secured debt securities and mezzanine financing securities, as follows (in millions):

                                                                                    DECEMBER 31,
                                                                                --------------------
                                                                                  1995       1994
                                                                                ---------  ---------
Carrying value, net of loss reserves..........................................  $   146.2  $   101.9
Market value..................................................................      150.0      100.8
Percentage of fixed maturity investments......................................          4%         4%
Percentage of total cash and invested assets..................................          4%         3%
Number of issuers.............................................................         74         77

                           LIFE PARTNERS GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

5.  CONCENTRATIONS OF CREDIT RISK (CONTINUED)
    Additionally, the Company held investments in non-investment grade senior secured debt securities and mezzanine financing securities as follows (in millions):

                                                                           DECEMBER 31,
                                                                       --------------------
                                                                         1995       1994
                                                                       ---------  ---------
Carrying value.......................................................  $    61.8  $    68.3
Market value.........................................................       61.3       68.3
Percentage of fixed maturity investments.............................          2%         3%
Percentage of total cash and invested assets.........................          2%         2%
Numbers of issuers...................................................         20         24

6.  DISCLOSURES ABOUT FAIR VALUES OF FINANCIAL INSTRUMENTS
    The following methods and assumptions were used to estimate the fair value of each class of financial instrument required to be valued by SFAS 107 for which it is practicable to estimate that value. None of the financial instruments are held for trading purposes.

    (a)  FIXED MATURITIES HELD-TO-MATURITY AND AVAILABLE-FOR-SALE

    For those securities held-to-maturity and available-for-sale, fair value equals quoted market price, if available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities or discounted future cash flows.

    (b)  EQUITY SECURITIES

    For equity securities, fair value equals quoted market price, if available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.

    (c)  MORTGAGE LOANS ON REAL ESTATE

    Fair value is estimated by grouping mortgage loans into homogeneous categories and using quoted market prices for securities backed by similar loans, adjusted for differences in loan characteristics.

    (d)  SHORT-TERM INVESTMENTS

    For short-term instruments, the carrying amount is a reasonable estimate of fair value.

    (e)  INVESTMENT CONTRACT LIABILITIES

    For annuity contracts which do not possess significant insurance risks, cash surrender value is a reasonable estimate of fair value.

    (f)  NOTES PAYABLE

    For borrowings under the senior loan agreement and the bank credit facility, which are subject to floating rates of interest, the outstanding balance is a reasonable estimate of fair value. Fair value of borrowings under the senior subordinated notes due in 2002 equals quoted market price at the reporting date.

    (g)  INTEREST RATE SWAP AGREEMENTS

    The fair value of interest rate swaps is the estimated amount that the Company would receive or pay to terminate the swap agreements at the reporting date, taking into account current interest rates and the current creditworthiness of the swap counterparties.

                           LIFE PARTNERS GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

6.  DISCLOSURES ABOUT FAIR VALUES OF FINANCIAL INSTRUMENTS (CONTINUED)
    (h)  NOTES AND ACCOUNTS RECEIVABLE AND UNCOLLECTED PREMIUMS

    Notes and accounts receivable and uncollected premiums are primarily insurance contract related receivables which are determined based upon the underlying insurance liabilities and related reinsurance amounts, and thus are excluded for the purpose of fair value disclosure by paragraph 8(c) of SFAS 107.

    The estimated fair values of the Company's financial instruments required to be valued by SFAS 107 are as follows as of December 31 (in thousands):

                                                                   1995                          1994
                                                       ----------------------------  ----------------------------
                                                         CARRYING       ESTIMATED      CARRYING       ESTIMATED
                                                          AMOUNT       FAIR VALUE       AMOUNT       FAIR VALUE
                                                       -------------  -------------  -------------  -------------
Financial assets:
  Fixed maturities:
    Held-to-maturity.................................  $     678,826  $     721,376  $   1,570,034  $   1,468,251
    Available-for-sale...............................      2,672,365      2,672,365      1,058,710      1,058,710
  Equity securities..................................         23,721         23,721         27,510         27,510
  Mortgage loans on real estate......................        110,214        100,003         34,177         34,184
  Policy loans (A)...................................        226,212                       192,909
  Short-term investments.............................         71,744         71,744          5,537          5,537
  Other invested assets (B)..........................         59,593                        56,039

Financial liabilities:
  Investment contract liabilities....................      1,246,807      1,152,950        888,514        810,187
  Notes payable:
    Senior subordinated notes due 2002...............         90,502        101,548         90,090        101,282
    Bank credit facility.............................        155,581        155,581        120,370        120,370
Unrecognized financial instruments:
  Interest rate swaps in a net receivable position
   (C)...............................................                                           76           (219)

(A) It is not practicable to estimate the fair value of policy loans as they have no stated maturity and their rates are set at a fixed spread to related policy liability rates. Policy loans are carried at the aggregate unpaid principal balances in the consolidated balance sheets, and earn interest at rates ranging from 4% to 9%. Individual policy liabilities in all cases equal or exceed outstanding policy loan balances.

(B) Other invested assets consist primarily of limited partnership investments acquired prior to 1995 and carried at cost, for which the determination of fair value is not practicable. The carrying value of limited partnership investments were $42.1 million and $45.8 million at December 31, 1995 and 1994, respectively.

(C) The amount shown under "carrying amount" represents accrued interest on the unrecognized notional amounts of interest rate swaps.

7.  STOCKHOLDERS' EQUITY AND RESTRICTIONS
    At December 31, 1995 and 1994, substantially all of consolidated stockholders' equity represented net assets of insurance subsidiaries that cannot be transferred to Life Partners in the form of dividends, loans, or advances without prior regulatory approval. Funds are transferred from Wabash to Life Partners in the form of interest and principal payments on the surplus debentures (see Note 3).

                           LIFE PARTNERS GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

7.  STOCKHOLDERS' EQUITY AND RESTRICTIONS (CONTINUED)
Generally, the net assets of the other insurance subsidiaries available for transfer to Wabash are limited to the greater of the respective insurance subsidiary's net gain from operations during the preceding year or 10% of the respective subsidiary's net surplus as of the end of the preceding year, as determined in accordance with accounting practices prescribed or permitted by insurance regulatory authorities. Payment of dividends in excess of such amounts would generally require approval by the regulatory authorities. During 1996, $37.7 million is available for payment of dividends by insurance subsidiaries to Wabash without prior approval.

8.  PREFERRED STOCK
    At December 31, 1995 and 1994, Life Partners has 10,000,000 authorized shares of Series Life Partners Series Preferred Stock with $.01 par value and $1,000 per share stated value, 250,000 shares of which are designated as 15% Series A Exchangeable Preferred Stock.

    On March 31, 1993, as a result of the receipt of proceeds from the issuance of common stock through an initial public offering, all outstanding shares of Series A Exchangeable Preferred Stock and accrued PIK Dividends were redeemed. There were no outstanding shares at December 31, 1995 and 1994 (See Note 9).

9.  COMMON STOCK
    On March 23, 1993, the Company amended its certificate of incorporation to, among other things, change its authorized Class A Common Stock and Class B Common Stock into one class of stock of the Company designated as Common Stock. Upon the effectiveness of such amendment, each of the 13,150,749 issued and outstanding shares of Class A Common Stock and 1,234,675 issued and outstanding shares of Class B Common Stock were automatically converted into one share of Common Stock. During 1995 and 1994 the Company paid approximately $3,018,192, or $0.11 per share, and $2,035,000, or $0.08 per share, in cash dividends on the Common Stock, respectively.

    On March 31, 1993, the Company issued 11,000,000 shares of $.001 par value Common Stock through an initial public offering at a price of $17 per share. Also included in the offering were 5,806,440 shares of Common Stock previously owned by GE Capital. The Company did not receive any proceeds from the sale of the GE Capital shares. The net proceeds to the Company from the offering were used to redeem all outstanding shares of Series A Exchangeable Preferred Stock and accrued PIK Dividends for $122.0 million and to prepay $51.7 million on the notes payable.

    At December 31, 1993, there were 37,719 shares of Common Stock reserved for issuance to three directors pursuant to warrants issued during 1991 and 1992. During 1994, two of the directors exercised their warrants and were each issued 12,573 shares of Common stock at an exercise price of $3.98 per share. The remaining warrant has an exercise price of $3.98 per share, is currently exercisable by the holder, and, if unexercised, will expire on November 12, 1996. The option price was determined by the Compensation Committee of the Board of Directors in February 1991 and represented a 25% premium over the previous sale of stock in March 1990. In August 1993, the Board of Directors formally granted options to a director to purchase 10,000 shares of Common Stock at an exercise price of $21.00 per share. The options vest in equal amounts in 1994, 1995, and 1996, and expire in 2003.

    At December 31, 1995, and 1994, there were 352,941 shares of Common Stock reserved for issuance pursuant to an option which was granted to an officer in 1991 at an exercise price of $5.31 per share. The option vested in October 1992 and expires on November 1, 2001. Upon issuance the shares will be subject to transfer and voting restrictions imposed under an agreement among Life Partners

                           LIFE PARTNERS GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

9.  COMMON STOCK (CONTINUED)
and its stockholders. At issuance, the option price was greater than the fair value of the stock, based on the value negotiations with the option holder and the restrictions placed on the sale of the stock by virtue of a pledge and a stockholders agreement.

    On November 30, 1994 the Company granted options to purchase 250,000 shares of Common Stock to the Company's chief executive officer. The options are exercisable at $20.25 per share, vest equally over a five year period, and expire in 2003.

    In addition, Life Partners has reserved 800,000 shares of Common Stock for future issuance pursuant to a stock option plan which is for the benefit of officers and key employees. Stock options were formally granted by the Compensation Committee of the Life Partners Board of Directors at a price not less than market value on the date of grant. They are exercisable for up to ten years from the date of grant and vest equally over a three or five year period.

    Options outstanding under this stock option plan are as follows:

                                                                                              NUMBER OF SHARES
                                                                                     ----------------------------------
                                                             OPTION PRICE               1995        1994        1993
                                                    -------------------------------  -----------  ---------  ----------
Outstanding at January 1..........................     $ 3.28         to     $20.25      612,101    606,134     606,400
Granted during the year...........................     $19.13         to     $20.25                              84,400
                                                       $16.75                                       100,800
                                                       $12.62         to     $18.50      685,600
Exercised during the year.........................     $ 3.28         to     $20.25     (370,872)   (93,766)    (25,998)
Forfeited during the year.........................                                       (53,734)    (1,067)    (58,668)
Transferred into plan.............................                                       250,000
                                                    ---------             ---------  -----------  ---------  ----------
Outstanding at December 31........................     $ 3.28         to     $20.25    1,123,095    612,101     606,134
                                                                                     -----------  ---------  ----------
                                                                                     -----------  ---------  ----------
Portion thereof that is exercisable at
  December 31.....................................     $ 3.28         to     $20.25      202,022    278,469     166,512
                                                                                     -----------  ---------  ----------
                                                                                     -----------  ---------  ----------
Available for future grant........................                                       186,269     68,135     167,868
                                                                                     -----------  ---------  ----------
                                                                                     -----------  ---------  ----------

                           LIFE PARTNERS GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

9.  COMMON STOCK (CONTINUED)
    Capital stock activity for the years 1995, 1994, and 1993 was as follows:

                                                                                    NUMBER OF SHARES
                                                         AUTHORIZED   --------------------------------------------
                                                         PER SERIES       1995           1994            1993
                                                         -----------  -------------  -------------  --------------
Preferred stock (authorized 10,000,000 shares):
  15% Series A Exchangeable Preferred Stock............     250,000
  Balance, beginning of year...........................                                                    118,005
  Preferred stock dividends in kind....................                                                      3,978
  Redemption of preferred stock........................                                                   (121,983)
                                                                      -------------  -------------  --------------
  Balance, end of year.................................                                                          0
                                                                      -------------  -------------  --------------
                                                                      -------------  -------------  --------------
Common Stock Class A (authorized 50,000,000 shares):
  Balance, beginning of year...........................                                                 13,150,749
  Conversion of Class A Common Stock to
    Common Stock.......................................                                                (13,150,749)
                                                                      -------------  -------------  --------------
  Balance, end of year.................................                                                          0
                                                                      -------------  -------------  --------------
                                                                      -------------  -------------  --------------
Common Stock, Class B (authorized 2,000,000 shares):
  Balance, beginning of year...........................                                                  1,234,675
  Conversion of Class B Common Stock to
    Common Stock.......................................                                                 (1,234,675)
                                                                      -------------  -------------  --------------
  Balance, end of year.................................                                                          0
                                                                      -------------  -------------  --------------
                                                                      -------------  -------------  --------------
Common Stock (authorized 50,000,000 shares):
  Balance, beginning of year...........................                  25,530,334     25,411,422
  Common Stock issued in initial public
    offering...........................................                                                 11,000,000
  Common Stock issued in acquisition of
    subsidiaries.......................................                   2,010,645
  Exercise of stock options to
    purchase Common Stock..............................                     370,872         93,766          25,998
  Exercise of stock warrants to purchase
    common stock.......................................                                     25,146
  Conversion of Class A Common Stock to
    Common Stock.......................................                                                 13,150,749
  Conversion of Class B Common Stock to
    Common Stock.......................................                                                  1,234,675
                                                                      -------------  -------------  --------------
  Balance, end of year.................................                  27,911,851     25,530,334      25,411,422
                                                                      -------------  -------------  --------------
                                                                      -------------  -------------  --------------

    In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION ("SFAS 123"). SFAS 123 establishes fair value based accounting and reporting standards for all transactions in which a company acquires goods or services by issuing equity securities, including stock-based compensation plans. Under SFAS 123, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. The fair value of

                           LIFE PARTNERS GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

9.  COMMON STOCK (CONTINUED)
stock options is determined using an option-pricing model. This statement encourages, but does not require, companies to adopt the fair value based method of accounting to recognize compensation expense for employee stock compensation plans. However, it does require a company to comply with the disclosure requirements set forth in the statement. The Company expects to continue to utilize the accounting in Accounting Principles Board Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and in 1996, and thereafter, expects to make pro forma disclosures of net income as if the fair value based method of accounting defined in SFAS 123 had been applied.

10. REINSURANCE
    The life insurance subsidiaries have retention limits for acceptance of risk on life insurance policies at various levels up to $1 million, for business issued prior to 1987. Effective January 1, 1987, the retention limit for new policy issues has been set at various levels up to $500,000. There are reinsurance agreements with various companies whereby insurance in excess of the respective subsidiaries' retention limits is reinsured. To the extent that reinsuring companies become unable to meet their obligations under these agreements, the subsidiaries remain contingently liable. Insurance in force ceded at December 31, 1995 and 1994 under risk sharing arrangements totaled approximately $16.4 billion and $11.0 billion, respectively. The liability for future policy benefits is stated exclusive of amounts applicable to such risk sharing reinsurance ceded as of December 31, 1995, and 1994 of $86.5 million and $75.2 million, respectively. Policyholder benefits reflects the reduction of death and accident and health claims by amounts recovered from reinsurers of $114.3 million, $42.9 million and $41.4 million for the years ended December 31, 1995, 1994, and 1993, respectively.

    Accident and health premiums are net of assumed premiums of $41.4 million and ceded premiums of $71.4 million for the year ended December 31, 1995. The Company did not have material reinsurance for accident and health business prior to the Lamar acquisition in 1995.

    Massachusetts General has ceded a block of insurance under a coinsurance agreement generally known as "financial reinsurance." Net statutory surplus provided by this treaty was $1.3 million and $2.9 million at December 31, 1995 and 1994, respectively. Lamar Life has also ceded a block of insurance under a coinsurance agreement that is considered financial reinsurance. Net surplus provided by this treaty was $8.2 million at December 31, 1995. These reinsurance agreements represent financing arrangements and, in accordance with generally accepted accounting principles, are not reflected as reinsurance in the accompanying financial statements except for the risk fees paid to or received from the reinsurers.

    The Company held assets and reserves of approximately $192.0 million and $161.6 million at December 31, 1995 and 1994, respectively, under modified coinsurance agreements with reinsurance companies owned by certain of the Company's agents.

    During July 1993 the Company entered into a coinsurance agreement whereby the Company received $140.1 million in cash and assumed $154.6 million in annuity fund liabilities, which were subject to surrender penalties aggregating $17.2 million.

11. COMMITMENTS, LITIGATION AND CONTINGENT LIABILITIES
    IPS leases office facilities in Englewood, Colorado. In July, 1994 the Company renegotiated certain provisions of the master lease agreement. The minimum rental commitment under the revised noncancelable lease is $1.1 million per year through June, 2014 and $2.6 million per year through the lease expiration date in July, 2016. The Company has no other significant long-term leases. Rental expense for the years 1995, 1994, and 1993 was approximately $1.9 million, $2.0 million, and $2.7 million, respectively.

                           LIFE PARTNERS GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

11. COMMITMENTS, LITIGATION AND CONTINGENT LIABILITIES (CONTINUED)
    Wabash and Life Partners, as guarantor of the obligations of Wabash, entered into an agreement with Perot Systems Corporation ("Perot") to provide data processing services to the Company through February, 2001. Fees under the servicing agreement are based upon usage, with minimum annual fees of $3.6 million. The agreement is subject to an option available in 1996 whereby Wabash could pay a fee of approximately $4 million to terminate the agreement. The Company is negotiating with Perot regarding this option as part of a review of its data processing arrangements.

    At December 31, 1994, Philadelphia Life and Massachusetts General were defendants in a class action originally instituted by a former agent and policyholder of Philadelphia Life. In the case, the plaintiff alleged that these companies breached the terms of certain universal life policies by increasing the cost of insurance rates to pass on a portion of their increased tax liability resulting from the passage of the Revenue Reconciliation Act in 1990, which act contained provisions requiring the recognition of taxable income by the insurer on a percentage of actual premium received on existing, as well as subsequently written, individual life policies (the so called "DAC tax"). On July 31, 1995 the Federal District Court in California approved a settlement of this action following notice to members of the class. The recording of the liability associated with this settlement and other related litigation resulted in a pre-tax expense of $14.2 million for the year ended December 31, 1995.

    In addition, various other lawsuits and claims are pending against the Company. The Company has established a liability of approximately $1 million in its financial statements, as of December 31, 1995, for litigation contingencies. While this provision was established based upon management's judgment as to the probable exposure associated with the disposition of these lawsuits, there can be no assurance that the Company's ultimate liability, if any, in connection with such lawsuits will not exceed the provisions established therefor.

    In connection with the Company's acquisition of certain of its insurance subsidiaries, the seller, I.C.H. Corporation ("I.C.H.") agreed to indemnify the Company relative to various matters pertaining to the Internal Revenue Service ("IRS") examination for periods prior to the acquisition of said insurance subsidiaries. To the extent the IRS examination of preacquisition tax years results in an increase in the Company's tax in years subsequent to the examination, I.C.H. has contractually agreed to reimburse the Company for certain disallowed deductions relating to Philadelphia Life. In addition, the Company believes that I.C.H. is liable for damages in postacquisition tax years with respect to Massachusetts General and other insurance subsidiaries resulting from I.C.H.'s failure to satisfy certain contractual covenants in connection with such tax examinations. Philadelphia Life is also a party to an indemnification agreement between Tenneco Inc. ("Tenneco"), I.C.H. and others included in the acquisition agreement pursuant to which I.C.H. acquired Philadelphia Life and other insurance companies from Tenneco pursuant to which Tenneco agreed to indemnify Phliadelphia Life for certain lost deductions.

    On October 10, 1995, I.C.H. filed under Chapter 11 for bankruptcy protection. I.C.H., in publicly released documents, has stated that it has reached a tentative agreement with the IRS for tax years through 1989 whereby I.C.H.'s insurance subsidiaries would be subject to approximately $68 million of federal income tax liability and interest for years in which certain of the Company's insurance subsidiaries were members of the consolidated federal tax group to which such tax liability related. All members of a consolidated group of companies may be, under federal law, jointly and severally liable for tax deficiencies related to such group. The Company has been informed that I.C.H. has made payment to the IRS for the tax liability and interest. I.C.H. has orally advised the Company of an intention to file suit against certain subsidiaries of the Company for contribution of their respective shares of such tax deficiency. Based upon the indemnification provisions and other relevant documents, the Company does not believe that it will be responsible for an allocable share of said taxes.

                           LIFE PARTNERS GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

11. COMMITMENTS, LITIGATION AND CONTINGENT LIABILITIES (CONTINUED)
    The Company has received a determination from an IRS examination of certain agent compensation practices in certain of its life insurance subsidiaries. The Company has protested and appealed the assessment. It is possible that the ultimate resolution of this examination could result in additional employment taxes, interest and penalties for the period under examination, as well as future periods which are subject to examination. The Company believes that it has made adequate provision for the potential outcome of the appeal.

12. FEDERAL INCOME TAXES
    Life Partners and its direct non-life subsidiary companies acquired in the Lamar acquisition file a consolidated non-life federal income tax return. The life insurance subsidiaries file a consolidated life federal income tax return. Non-life subsidiaries of the insurance companies each file a separate federal income tax return.

    The components of the provision (benefit) for income taxes on operating earnings (loss) before income taxes and extraordinary items are as follows (in thousands):

                                                                           YEAR ENDED DECEMBER 31,
                                                                       -------------------------------
                                                                         1995       1994       1993
                                                                       ---------  ---------  ---------
Current tax provision................................................  $  19,268  $   2,097  $  39,971
Deferred tax provision (benefit).....................................    (22,539)    19,168    (10,103)
                                                                       ---------  ---------  ---------
    Total income tax provision (benefit).............................  $  (3,271) $  21,265  $  29,868
                                                                       ---------  ---------  ---------
                                                                       ---------  ---------  ---------

    A reconciliation of the income tax provision (benefit) based on the prevailing corporate tax rate of 35% to the provision reflected in the consolidated financial statements is as follows (in thousands):

                                                                           YEAR ENDED DECEMBER 31,
                                                                       -------------------------------
                                                                         1995       1994       1993
                                                                       ---------  ---------  ---------
Computed expected income tax expense (benefit) at statutory regular tax rate............................................................  $  (5,829) $  20,465  $  28,651
Amortization of goodwill.............................................        961        835        813
Dividends received deduction.........................................       (379)       (93)       (91)
Change in corporate tax rate.........................................                              479
Other................................................................      1,976         58         16
                                                                       ---------  ---------  ---------
    Total income tax provision (benefit).............................  $  (3,271) $  21,265  $  29,868
                                                                       ---------  ---------  ---------
                                                                       ---------  ---------  ---------

    The Company recorded a general provision for tax contingencies of $2.0 million at December 31, 1995. The result of this provision was to decrease the Company's 1995 effective tax rate by 12%.

                           LIFE PARTNERS GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

12. FEDERAL INCOME TAXES (CONTINUED)
    The temporary differences that give rise to a deferred tax asset (liability) at December 31, 1995 and 1994, relate to the following (in thousands):

                                                                                  DECEMBER 31,
                                                                           --------------------------
                                                                               1995          1994
                                                                           ------------  ------------
Investments..............................................................  $    (24,696) $     13,862
Deferred policy acquisition costs and cost of insurance acquired.........      (216,668)     (181,267)
Future policy benefits and policyholder account balances.................       173,940       117,797
Policy acquisition expenses..............................................        37,280        26,087
Net operating loss carryforwards.........................................         3,103         6,672
Other....................................................................         3,259         2,960
                                                                           ------------  ------------
Deferred tax liability...................................................       (23,782)      (13,889)
Valuation allowance......................................................        (2,030)
                                                                           ------------  ------------
Deferred tax liability -- net of valuation allowance.....................  $    (25,812) $    (13,889)
                                                                           ------------  ------------
                                                                           ------------  ------------

    As of December 31, 1995, Life Partners has $8.9 million in federal net operating loss carryforwards which have expiration dates from 2006 through 2009.

    A valuation allowance of $2.0 million has been established as of the purchase date for certain operating loss carryforwards and temporary differences of non-life companies acquired in the Lamar acquisition. The valuation allowance against deferred tax assets will be continually evaluated and any adjustments will be allocated to reduce goodwill or other noncurrent intangible assets of the acquired companies.

    Included in interest expense in the consolidated statement of operations for the year ended December 31, 1995, is a provision for interest of $4.2 million on federal income tax deficiencies relating to prior year taxes. I.C.H. has reached a settlement agreement with the IRS whereby certain of the Company's tax deductions which relate to amortization of purchased intangibles have been disallowed. The provision for interest includes the interest cost related to these lost deductions. As a result of the IRS settlement, the tax basis of certain assets of Philadelphia Life was increased. The effect of this increase will result in a refund of federal income taxes paid in years these assets were sold with a corresponding receipt of interest. No receivable has been established for the interest attributable to the refund of taxes since the amount and timing are uncertain at this time.

    The IRS has examined federal income tax returns of certain Life Partners companies through the 1991 tax year. An examination was also performed on certain Lamar Financial Group subsidiary returns through the 1994 preacquisition tax years. In addition, the Company has been informed that the IRS intends to begin an examination of certain Life Partners' insurance subsidiaries income tax returns for 1992, 1993, and 1994 tax years. The Company does not anticipate any significant adjustments which would materially affect the financial position or results of operations of the Company.

    Under previous life insurance company tax laws, a portion of the Company's gain from operations which was not subject to current income taxation was accumulated for tax purposes as Policyholders' Surplus Accounts. The aggregate accumulation in this account was approximately $7.6 million at December 31, 1995. Should the accumulation in the Policyholders' Surplus Accounts exceed certain stated maximums, or if certain other events occur, all or a portion of the amount may be subject to federal income taxes at rates then in effect. Deferred taxes have not been established for such amounts since the Company does not anticipate paying taxes on the Policyholders' Surplus Accounts.

                           LIFE PARTNERS GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

13.PERMITTED STATUTORY ACCOUNTING PRACTICES AND SUPPLEMENTAL STATUTORY FINANCIAL
   INFORMATION
    Life Partners' insurance subsidiaries prepare their statutory financial statements in accordance with accounting practices prescribed or permitted by their respective state insurance departments. Prescribed statutory accounting practices include a variety of publications of the National Association of Insurance Commissioners (NAIC), as well as state laws, regulations, and general administrative rules. Permitted statutory accounting practices encompass all accounting practices not so prescribed.

    Wabash received written approval from Kentucky Department of Insurance to acquire certain Life Partners insurance subsidiaries as of March 30, 1990 and further received permission for the acquisition of Lamar as of April 28, 1995. Investment practices prescribed by the Commonwealth of Kentucky limit such investments in subsidiaries to 50% of the excess of capital and surplus over the minimum required capital and surplus of $1 million, or such higher percentage of the excess as may be approved. At December 31, 1995, Wabash's investment in affiliates exceeded the 50% limitation by $108.1 million, as permitted by the Kentucky Department of Insurance.

    Combined statutory surplus for Life Partner's insurance subsidiaries at December 31, 1995 and 1994 was $153.6 million and $127.9 million, respectively, and combined statutory net income for the years ended December 31, 1995, 1994 and 1993 was $36.7 million, $15.4 million and $38.5 million, respectively. Combined statutory operating earnings, excluding income tax and interest expense, was $78.1 million, $75.8 million, and $83.5 million for the years ended December 31, 1995, 1994 and 1993, respectively.

14. RELATED PARTY TRANSACTIONS
    In connection with the purchase of the life insurance subsidiaries on March 30, 1990, Wabash entered into a financial advisory agreement with certain shareholders pursuant to which certain shareholders provide financial advisory services to Wabash and the other insurance subsidiaries for an annual fee. This fee was $0.5 million for 1993 and 1994. The financial advisory agreement was terminated on December 31, 1994. During 1994, the Company entered into another agreement with these shareholders in which the Company agreed to pay a fee for services rendered in connection with the acquisition of Lamar Life Insurance Company. The fee agreed upon is 1% of the aggregate consideration paid and amounted to $1.3 million. The Company anticipates entering into similar agreements with the shareholders regarding future acquisitions.

    In August 1990, the Company committed to invest $10 million, as a limited partner, in acquisition transactions in which an affiliate of a stockholder is the ultimate managing partner. In 1993, the Company increased its commitment in these transactions by an additional $10 million. As of December 31, 1994 and 1995, the Company had invested approximately $17.4 million and $23.4 million as a limited partner in twelve acquisitions. During 1995, the Company committed to invest an aggregate of $4.5 million in two limited partnerships in which this affiliate is also the ultimate managing partner. Of this commitment, $1.4 million is on a standby basis and is subject to increase by $0.8 million upon the occurrence of certain contingencies. As of December 31, 1995, the Company had invested $1.2 million in these limited partnerships. In 1993, a senior term loan and approximately $5 million of senior subordinated notes the Company had previously loaned to certain of the companies acquired were repaid. During 1993, the remaining senior subordinated notes were written off.

    In June 1990, the Company committed to invest $10 million, as a limited partner, in acquisition transactions in which another stockholder serves as the ultimate general partner. During 1992, the Company's previous investment as a limited partner in three acquisitions totaling $7.1 million was converted to common stock of the acquired companies. All of the stock was sold during 1993 and 1994.

                           LIFE PARTNERS GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

14. RELATED PARTY TRANSACTIONS (CONTINUED)
During 1993, the Company's previous investment as a limited partner in a fourth acquisition of $2.9 million was converted to common stock of the acquired company. All of the stock was sold during 1994 and 1995.

    During 1992 and 1993, the Company committed to invest an aggregate of $10 million, as a limited partner, in real estate transactions in which an affiliate of a stockholder is the ultimate managing partner. As of December 31, 1994 and 1995, the Company had invested $9.1 million and $13.9 million, respectively, in this limited partnership. As of December 31, 1993, the Company had invested $2.5 million in another limited partnership controlled by an affiliate of this stockholder. During 1994, the Company committed to invest an additional $5.0 million in the limited partnership. As of December 31, 1995, the Company's investment in this limited partnership totaled $6.5 million.

    As of December 31, 1995 and 1994, the Company had invested $2 million, as a limited partner in an acquisition in which an affiliate of a stockholder is the managing partner. In addition, as of December 31, 1993, the Company had invested $7.1 million, in a Senior Loan of the company acquired. The loan was paid off in March 1994. During 1994, the Company committed to invest $1.0 million in another acquisition sponsored by an affiliate of this stockholder. As of December 31, 1995, no investment had been made in this acquisition.

    During 1993, the Company invested $4.0 million as a limited partner in an investment transaction in which another stockholder serves as the ultimate general partner.

    In 1993, the Company paid GE Capital a quarterly agency fee of $100,000 and a loan administration fee of $221,000 for its capacity as agent under the Senior Loan Agreement. Additionally, GE Capital was paid $1.1 million in Senior Loan consent fees in connection with the March 1993 public offering.

                           LIFE PARTNERS GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

15. LINES OF BUSINESS
    The Company operates principally in the individual life insurance, annuity and accident and health lines of business. Assets and related investment income are allocated to the lines of business on their respective liabilities and to corporate based on the total capital structure. Information as to the Company's lines of business is as follows (in thousands):

                                                                                    YEAR ENDED DECEMBER 31,
                                                                             -------------------------------------
                                                                                1995         1994         1993
                                                                             -----------  -----------  -----------
Revenues:
  Individual life..........................................................  $   411,043  $   332,131  $   329,960
  Annuity products.........................................................       83,414       69,715       56,629
  Accident and health......................................................       25,377        6,497        6,827
  Corporate................................................................       40,497       39,552       43,912
  Net realized gains (losses)..............................................       15,785      (19,652)      18,404
                                                                             -----------  -----------  -----------
    Total revenues.........................................................  $   576,116  $   428,243  $   455,732
                                                                             -----------  -----------  -----------
                                                                             -----------  -----------  -----------
Earnings (loss):
  Individual life..........................................................  $   (63,070) $    64,825  $    40,486
  Annuity products.........................................................        3,855       (4,594)      10,348
  Accident and health......................................................        8,846        1,468        1,746
  Corporate................................................................       40,497       39,552       43,912
  Net realized gains (losses)..............................................       15,785      (19,652)      18,404
  Amortization related to individual life realized gains (losses)..........         (289)                     (476)
  Amortization related to annuity products realized gains (losses).........        8,327          (12)      (4,257)
  Amortization of goodwill.................................................       (2,745)      (2,388)      (2,323)
  Interest expense.........................................................      (27,861)     (20,728)     (25,980)
                                                                             -----------  -----------  -----------
    Earnings (loss) before income taxes and extraordinary item.............  $   (16,655) $    58,471  $    81,860
                                                                             -----------  -----------  -----------
                                                                             -----------  -----------  -----------

    Earnings on the individual life and annuity lines include net charges of $58.5 million and $8.1 million, respectively, relating to the revision of estimated future gross profits used to amortize deferred policy acquisition costs and deferred policy fees (See Note 1).

16. SUPPLEMENTAL DATA TO CONSOLIDATED STATEMENTS OF CASH FLOWS
    Cash payments for interest expense and income taxes were as follows (in thousands):

                                                                           YEAR ENDED DECEMBER 31,
                                                                       -------------------------------
                                                                         1995       1994       1993
                                                                       ---------  ---------  ---------
Interest expense.....................................................  $  23,862  $  18,628  $  23,263
Income taxes.........................................................     18,229     14,500     44,380

    Noncash financing activities include and the payment of dividends in kind on the preferred stock (see Note 8).

    Purchases of fixed maturities available-for-sale and held-to-maturity in 1995, totaled $376.0 million and $13.3 million, respectively. Purchases of fixed maturities available-for-sale and held-to-maturity in 1994 totaled $853.2 million and $988.8 million, respectively.

                           LIFE PARTNERS GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

16. SUPPLEMENTAL DATA TO CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
    In connection with the acquisition of Lamar, liabilities were assumed as follows (in thousands):

Fair value of assets acquired..........................  $1,004,182
Cash paid..............................................     (37,937)
Common stock issued....................................     (39,459)
                                                         ----------
Fair value of liabilities assumed......................  $  926,786
                                                         ----------
                                                         ----------

17. EXTRAORDINARY LOSS
    In 1993, the Company realized extraordinary losses in the aggregate of $7.3 million resulting from the extinguishment of debt. The extraordinary losses are reflected net of the estimated tax effect of $2.5 million.

    An extraordinary loss in the amount of $3.9 million was realized by the Company in 1994 due to the amendment and restatement of the borrowings under the bank credit facility, and is reflected net of $1.4 million in estimated taxes.

18. QUARTERLY FINANCIAL DATA (UNAUDITED)
    Earnings (loss) per common share for each quarter are computed independently of earnings per share for the year. Due to the transactions affecting the weighted average number of shares outstanding in each quarter and due to the uneven distribution of earnings during the year, the sum of the quarterly earnings (loss) per share may not equal the earnings (loss) per share for the year.

                                                                                                  1995
                                                                            ------------------------------------------------
                                                                             1ST QTR.     2ND QTR.     3RD QTR.    4TH QTR.
                                                                            -----------  -----------  -----------  ---------
                                                                                (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
Total premium income and other considerations.............................   $    55.8    $    73.6    $    75.2   $    75.5
Earnings (loss) before income taxes.......................................        10.9          6.7         23.2       (57.5)
Net earnings (loss) applicable to common stock............................         6.9          4.4         14.8       (39.5)
Net earnings (loss) per common share and common equivalent share..........   $    0.26    $    0.16    $    0.53   $   (1.42)

                                                                                                  1994
                                                                            ------------------------------------------------
                                                                             1ST QTR.     2ND QTR.     3RD QTR.    4TH QTR.
                                                                            -----------  -----------  -----------  ---------
                                                                                (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
Total premium income and other considerations.............................   $    54.1    $    54.1    $    55.3   $    54.4
Earnings (loss) before income taxes and extraordinary item................        20.5         17.9         20.4        (0.3)
Net earnings (loss) applicable to common stock............................        13.2         11.4         10.4        (0.4)

Earnings (loss) per common share and common equivalent share:
  Earnings (loss) before extraordinary item...............................   $    0.51    $    0.44    $    0.50   $   (0.01)
  Extraordinary loss......................................................                                 (0.10)
                                                                                 -----        -----        -----   ---------
    Net earnings (loss)...................................................   $    0.51    $    0.44    $    0.40   $   (0.01)
                                                                                 -----        -----        -----   ---------
                                                                                 -----        -----        -----   ---------

    Quarterly results of operations are based on numerous estimates, principally related to policy reserves, the amortization of cost of policies purchased, the amortization of cost of policies produced and income taxes. Such estimates are revised quarterly and are ultimately adjusted to year-end amounts. When such revisions are determined, they are reported as part of operations of the current quarter. During the fourth quarter of 1995, the Company reassessed its estimates relating to deferred

                           LIFE PARTNERS GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

18. QUARTERLY FINANCIAL DATA (UNAUDITED) (CONTINUED) policy acquisition costs and deferred policy fees, resulting in a $66.6 million net reduction in such balances (See Note 1). Also during the fourth quarter of 1995, the Company revised its liability for guarantee fund assessments, resulting in a $1.9 million increase in the liability (See Note 1).

19. SUBSEQUENT EVENT
    On March 11, 1996, the Company and Conseco, Inc. ("Conseco") jointly entered into a definitive merger agreement providing for all shareholders of the Company to receive Conseco stock for each of their shares through a share exchange based upon a value of $21.00 per share for Life Partners stockholders. The total value of the transaction would be approximately $840 million, including $600 million to purchase the Company's outstanding common stock and $240 million of existing debt to be assumed by Conseco. Under the merger agreement, Life Partners would become a wholly owned subsidiary of Conseco. Consummation of the merger is subject to customary terms and conditions, including approval by both the stockholders of the Company and Conseco and regulatory authorities. A termination fee of $20 million is payable under certain circumstances by either party if its shareholders do not approve the transaction.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    None.

                                    PART III

ITEM 10.DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

                             CURRENT BOARD OF DIRECTORS

               NAME                    AGE              CAPACITY
- ----------------------------------     ---     ---------------------------
Gene H. Bishop (1)(2)(3)(5)            65      Director
Thomas O. Hicks (1)(2)(3)(5)           50      Director
John H. Massey (1)(2)(3)               56      Chairman of the Board
M. D. Moross (1)                       64      Director
John R. Muse (1)(3)(5)                 45      Director
Dudley B. Sanger (4)                   60      Director
Bruce W. Schnitzer (2)(4)              51      Director
Roger T. Staubach (4)                  54      Director
Robert E. Witt (4)                     56      Director

- ------------------------
(1) Member of Executive Committee.

(2) Member of Investment Committee.

(3) Member of Compensation Committee.

(4) Member of Audit Committee.

(5) Member of Stock Option Committee.

    GENE H. BISHOP. Mr. Bishop served as Chairman of the Board and Chief Executive Officer of the Company from November 1991 until September 30, 1994, and as a director of the Company since July 1991. Prior to joining the Company, Mr. Bishop served from October 1990 to November 1991 as Vice Chairman and Chief Financial Officer of Lomas Financial Corporation and as President, Chief Operating Officer, and a director of Lomas Mortgage USA, both located in Dallas, Texas. From 1975 to July 1990, Mr. Bishop served as Chairman of the Board and Chief Executive Officer of MCorp, a bank holding company located in Dallas, Texas. Mr. Bishop currently serves as a director of various civic organizations and publicly held corporations, including Drew Industries Incorporated, First USA Paymentech, Inc., Liberte Investors, Southwest Airlines Co., Southwestern Public Service Co., and First USA, Inc.

    THOMAS O. HICKS. Mr. Hicks has served as a director of the Company since its inception in September 1989 and previously served as Chairman of the Board and Chief Executive Officer of the Company from its inception until November 1991. Since May 1989, Mr. Hicks has also served as Chairman of the Board and Chief Executive Officer of Hicks Muse. From 1984 to May 1989, Mr. Hicks was Co-Chairman of the Board and Co-Chief Executive Officer of Hicks & Haas Incorporated, a Dallas-based private investment firm. Mr. Hicks currently serves as a director of various companies, including Neodata Corporation, Berg Electronics, Inc., Olympus Real Estate Corporation and Sybron Corporation. He also serves as Vice Chairman of the University of Texas Board of Regents.

    JOHN H. MASSEY. Mr. Massey has served as Chairman of the Board and Chief Executive Officer of the Company since October 1, 1994 and as a director of the Company since November 1991. From August 1992 until September 1994, Mr. Massey served as Chairman of the Board and Chief Executive Officer of First Southwest Asset Management, Inc. Previously, Mr. Massey served as President and a director of Gulf-California Broadcast Company, a privately-owned investment and operating company located in Dallas, Texas. From 1973 to 1986, Mr. Massey held various positions with Gulf United Corporation, a holding company with interests in insurance, broadcasting, data processing, and real estate. Mr. Massey's most recent positions with Gulf United Corporation were as President of Gulf United Corporation from 1984 to 1985 and as President of Gulf Broadcast Company from
1976 to 1986. Mr. Massey also currently serves as a member of the boards of directors of a number of other companies, including FSW Holdings, Inc., Gulf-California Broadcast Company, The Paragon Group, Inc., Chancellor Communications, Inc., and Central Texas Bankshare Holdings, Inc. Mr. Massey has served since 1989 on the Executive Committee of the Cox School of Business at Southern Methodist University in Dallas, Texas.

    M. D. MOROSS. Mr. Moross has served as a director of the Company since May 1995 and currently serves as a member of the Executive Committee. Mr. Moross' principal business activity is as a private investor. Mr. Moross served as Chairman of the Board of Lamar Financial Group, Inc. from 1991 until the acquisition of that company by Life Partners Group in 1995. Mr. Moross also served as Chairman of the Board of Kalvin Miller Holdings Ltd. from 1991 to 1995 and currently serves as Chairman of the Board of Whitehall Financial Group, a position he has held since 1991. He has served on the Board of Directors of Norex of America Inc. since November of 1995.

    JOHN R. MUSE. Mr. Muse has served as a director of the Company since its inception in September 1989. Since May 1989, Mr. Muse has served as Executive Vice President, Managing Director, and a director of Hicks Muse. From 1984 to May 1989, Mr. Muse was Managing Director of Prudential Securities Incorporated in Dallas, Texas, where he served as head of investment/merchant banking activities for the southwestern region of the United States. Mr. Muse currently serves as a director of Hedstrom Corporation, The Morningstar Group, Inc., Hat Brands, Inc. and Olympus Real Estate Corporation. Mr. Muse also serves on the Boards of Directors for the Southern Methodist University Edwin L. Cox School of Business, St. Philip's School and Community Center, University of Texas at Tyler Health Center, the Dallas Summer Musicals and Goodwill Industries.

    DUDLEY B. SANGER. Mr. Sanger has served as a director of the Company since May 1995 and currently serves as a member of the Audit Committee. Mr. Sanger's principal business activity is as a private investor in a variety of enterprises. He is a British citizen and has served on the Board of Directors of Norex of America Inc. since 1985.

    BRUCE W. SCHNITZER. Mr. Schnitzer has served as a director of the Company since March 1990. Since 1987, Mr. Schnitzer has served as Chairman of the Board of Wand Partners Inc., which serves as the general partner of Wand Partners L.P., a private investment firm located in New York City. From 1985 to 1987, Mr. Schnitzer was principally engaged as a private merchant banker in New York City. From 1983 to 1985, Mr. Schnitzer served as President and Chief Executive Officer of Marsh & McLennan, Incorporated, an insurance brokerage firm. Mr. Schnitzer currently serves as a director of AMRESCO, Inc., a specialty manager of real estate assets, Chartwell Re Corporation, a property and casualty insurance holding company, PennCorp Financial Group, Inc., a life insurance holding company, and Nestor, Inc., a technology development company.

    ROGER T. STAUBACH. Mr. Staubach was elected a director of the Company in March 1992 and currently serves as a member of the Audit Committee. Since 1981, Mr. Staubach has served in various capacities with The Staubach Company, including as Chairman of the Board and Chief Executive Officer since 1990 and as President from 1981 to 1990. The Staubach Company is a Dallas, Texas-based real estate consulting and transaction services company. Prior to forming The Staubach Company, Mr. Staubach served, from 1977 to 1981, as President of The Holloway-Staubach Corporation, a Dallas, Texas-based real estate brokerage firm. In addition, from 1970 to 1979 Mr. Staubach played quarterback in the National Football League for the Dallas Cowboys Football Club. Mr. Staubach currently serves as a director of Halliburton Company, Gibson Greetings, Inc., Brinker International, Inc. and First USA, Inc.

    ROBERT  E. WITT.   Dr. Witt  has served as  a director of  the Company since
August 1993 and currently serves as a member of the Audit Committee. Dr. Witt served as the Dean of the College and Graduate

School of Business at the University of Texas at Austin, Texas, from 1985 to 1995. Effective June 1, 1995, Dr. Witt became Interim President of the University of Texas at Arlington. Since 1978, Dr. Witt has served as a director for a number of companies and currently serves as a director and chairman of the Audit Committee for LaQuinta Realty Corporation.

    BOARD OF DIRECTORS AND COMMITTEE ORGANIZATION

    The Board of Directors of the Company is currently divided into three classes serving staggered three-year terms. Directors for each class will be elected at the annual meeting of stockholders held in the year in which the term for such class expires and will serve for three years. The terms of Thomas O. Hicks, Bruce W. Schnitzer, M. D. Moross and Dudley B. Sanger will expire at the 1996 annual meeting; the terms of Gene H. Bishop, Roger T. Staubach and Robert
E. Witt will expire at the 1997 annual meeting; and the terms of John H. Massey and John R. Muse will expire at the 1998 annual meeting.

    During the Company's fiscal year ended December 31, 1995, the Board of Directors of the Company held a total of four meetings. Each incumbent director attended not less than 75% of the aggregate of the meetings of the Board and the committees of which he was a member which were held during such director's tenure during such fiscal year.

    Each outside director is generally entitled to receive a $25,000 annual fee and a $1,000 fee for each board or committee meeting attended. Each outside director serving as the Chairman of a Board Committee is entitled to receive a $2,500 annual fee; and outside directors serving on the Executive Committee of the Board receive a fee of $500 each month. Currently, Messrs. Bishop, Hicks, Moross, Muse, Sanger, Schnitzer, Staubach and Witt are the directors entitled to receive fees as described above. Each director is provided a term life insurance policy in the amount of $100,000 and health insurance coverage secondary to primary coverage otherwise provided by the director.

    Previously,  the  Board  of Directors  adopted  a plan  under  which outside directors were granted the right to purchase Common Stock and warrants. In accordance with this plan, Life Partners sold to each of Messrs. Bishop, Massey, and Staubach 12,572 shares of Common Stock and warrants to purchase 12,573 shares of Common Stock for a purchase price of $50,000. The warrants are immediately exercisable at $3.98 per share and are subject to certain adjustments in the event of stock distributions, stock splits, or similar recapitalizations. During 1994, Messrs. Massey and Staubach each exercised their respective warrants by paying to the Company the exercise price therefor and each acquired 12,573 shares of Common Stock; the warrants issued to Mr. Bishop expire in November 1996 if not exercised prior to that time. Mr. Bishop was an outside director at the time Life Partners agreed to sell him the shares of Common Stock and warrants described above. Dr. Witt was granted an option to purchase 10,000 shares of Common Stock at a price per share equal to the closing market price for the Company's stock on the date of the grant, which was $21.00 per share. The option vests in equal one-third installments on August 31, 1994, August 31, 1995 and August 31, 1996. The option expires on August 31, 2003.

    Effective January 1, 1995, the Board of Directors revised the plan to provide that new directors shall be granted only a stock option to purchase 10,000 shares of the Common Stock at a price per share equal to the closing market price for the Company's stock on the date of the grant, such option to vest in equal one-third installments each year over a three year period.

    The Board has established several standing committees to assist it in the discharge of its responsibilities. The principal responsibilities of each committee are described in the succeeding paragraphs. Actions taken by any committee of the Board are reported to the Board of Directors, usually at its next meeting.

    The AUDIT COMMITTEE is composed of four outside directors, currently Messrs. Sanger, Schnitzer, Staubach and Witt. Mr. Schnitzer serves as Chairman of the Audit Committee. The functions of the Audit Committee include reviewing the accounting policies and practices employed by the Company, meeting with the Company's independent auditors to review their report on their audit of the

Company's financial statements and their comments on the internal accounting controls of the Company and reviewing the action taken by the Company's management with regard to such comments. The Audit Committee met three times during 1995.

    The COMPENSATION COMMITTEE is composed of four directors, currently Messrs. Bishop, Hicks, Massey and Muse. Mr. Muse serves as Chairman of the Compensation Committee. The Board has delegated to this Committee the authority to administer all compensation programs of the Company and its subsidiaries other than with respect to the Company's Stock Option Plan. The Compensation Committee met in formal session on two occasions during 1995. The Committee is responsible for approving all salaries in excess of $100,000, and for overseeing the actions of management in fixing salaries of officers whose salaries are less than $100,000 per year. Under the terms of the Compensation Committee's charter, no member of the committee who is an employee of the Company or any of its subsidiaries is permitted to vote with respect to any action affecting the compensation payable to or benefits accorded to such member or any other Compensation Committee member who is an employee.

    The EXECUTIVE COMMITTEE consists of five directors, currently Messrs. Bishop, Hicks, Massey, Moross and Muse. Mr. Bishop serves as Chairman of the Executive Committee. The Executive Committee met in formal session four times during 1995. The Executive Committee has the power to manage the business and affairs of the Company to the same extent as the Board of Directors, to the extent not in conflict with specific powers conferred by the Board of Directors upon other committees of the Board, PROVIDED HOWEVER, the Executive Committee may not itself approve or disapprove any transaction or other corporate action involving the expenditure by or obligation of the Company or any of its subsidiaries in an aggregate amount exceeding $10 million or any lesser applicable limitations imposed by the Company's senior loan agreement.

    The INVESTMENT COMMITTEE consists of four directors, currently Messrs. Bishop, Hicks, Massey and Schnitzer. Mr. Hicks serves as Chairman of the Investment Committee. This committee has the authority, subject to various restrictions relating to dollar amounts, insurance regulatory and other legal concerns, per issuer limitations, security categories, security ratings and investments in affiliates, to manage the business and affairs of the Company solely insofar as the same involve the purchase, sale or holding of investments by the Company and to supervise the investment policies and decisions of its subsidiaries.

    The STOCK OPTION COMMITTEE consists of three non-employee directors, currently Messrs. Bishop, Hicks and Muse. Mr. Hicks serves as Chairman of the Stock Option Committee. The Stock Option Committee met in formal session on two occasions during 1995. This committee is charged with the responsibility of administering the Company's 1992 Incentive and Nonstatutory Stock Option Plan under which options to purchase shares of the Company's Common Stock may be awarded to employees of the Company or its subsidiaries. None of the members of the Stock Option Committee are eligible to receive any awards or grants under the plan.

    EXECUTIVE OFFICERS

    DAVID GUBBAY. Mr. Gubbay, 43, has served as President and Chief Operating Officer of the Company since May 1995, shortly after joining the Company. Previously, he was Chairman of the Board and Chief Executive Officer of Lamar
Financial Group, Inc. from 1993 through May 1995 and served as President and Chief Executive Officer of Lamar Financial Group from 1990 through May 1995. Mr. Gubbay has been a Certified Public Accountant in the United States, a Fellow of the Institute of Chartered Accountants in England and Wales, and an Associate of the Institute of Chartered Accountants in Ontario, Canada.

    ROGER  E.  DUNKER.   Mr.  Dunker,  49,  has served  as  President  and Chief
Marketing Officer of the Company's three principal insurance operating companies, Massachusetts General Life, Philadelphia Life, and Lamar Life since June 1995. Since 1988, Mr. Dunker has been associated with Prudential

Insurance Company of America, most recently as president of Prudential Select Life Insurance Company, and until 1994 as Prudential Select's senior vice president for brokerage marketing/strategic initiatives.

    BERNHARD M. KOCH. Mr. Koch, 41, has served as Chief Financial Officer of the Company since December 1995. From May 1988 to November 1995, Mr. Koch was Chief Financial Officer of Laurentian Capital Corporation. Mr. Koch held various positions with The Laurentian Group Corporation of Montreal, Quebec, Canada from August 1985 to May 1988. Prior to August 1985, Mr. Koch was a senior audit manager and consultant for Price Waterhouse in Toronto, Ontario, Canada. Mr. Koch is an Associate of the Institute of Chartered Accountants in Ontario, Canada.

    KEITH GUBBAY. Mr. Gubbay, 41, is the Executive Vice President of Corporate Development at Life Partners. Prior to joining Life Partners in May 1995, Mr. Gubbay was Executive Vice President and Chief Financial Officer of Lamar Financial Group, Inc. which he joined in 1993. Mr. Gubbay joined Tillinghast in 1980 and worked in the United Kingdom, Canada, and the United States until 1985 when he formed the Australian Life Insurance practice of Tillinghast. Mr. Gubbay is a fellow of the Society of Actuaries and the Canadian Institute of Actuaries.

    DONALD CAMPBELL. Mr. Campbell, 55, has served as general counsel for the Company since May 1993. Prior to joining the Company in 1993, Mr. Campbell accumulated approximately 25 years of experience in the private practice of law in Texas, most recently with the law firm of Johnson & Gibbs in Dallas, Texas from 1989 to May 1993.

    JAMES R. MCDONOUGH. Mr. McDonough, 62, currently serves as a Senior Executive Vice President -- Marketing with the Company, a position he has held since July 1991. Prior to that time he was associated with E.F. Hutton & Co., Inc. and its affiliated and successor companies for a period of fourteen years, serving during that time as senior vice president with those companies.

    LESLIE L. DURLAND. Mr. Durland, 48, has served as Senior Executive Vice President of Life Partners Group since November 1995. Previously, he had served in various capacities with Midland Life Insurance Company, Columbus, Ohio, AIM Management Group, Houston, Texas, National Nederlanden U.S., Washington, D.C., and Security Life of Denver, Denver, Colorado. He is a member of the American Academy of Actuaries and the Society of Actuaries.

    RICHARD A. SELDIN. Mr. Seldin, 63, joined Massachusetts General Life in May of 1978. In March of 1982 he became a Senior Vice President and in January 1994 was promoted to Executive Vice President and Chief Marketing Officer for Massachusetts General Life, the position he currently holds.

    ROBERT L. PASHBY.   Mr. Pashby,  51, currently serves  as an Executive  Vice
President and Senior Marketing Officer of Philadelphia Life, a position he has held since 1986.

    KENNETH G. LUZIETTI. Mr. Luzietti, 50, has served as Executive Vice President of Insurance Operations of the Company since October 1992. From June 1984 through October 1992, Mr. Luzietti held various positions with the Company's life insurance subsidiaries including senior vice president and assistant treasurer.

    PAUL CARMODY. Mr. Carmody, 45, has served as Senior Vice President and Chief Actuary of Life Partners since March 1990. Mr. Carmody also serves as an executive officer and a director of certain subsidiaries of Life Partners. From 1983 to March 1990, Mr. Carmody served as Senior Vice President -- Chief Actuary of the predecessor owner of the Company's life insurance subsidiaries.

ITEM 11.  EXECUTIVE COMPENSATION.

    The following table sets forth aggregate cash compensation for services in all capacities paid by the Company during 1993, 1994 and 1995 to or for the benefit of the Chief Executive Officer and the four other executive officers of Life Partners who were, for 1995, the most highly compensated officers. (See footnote on next page).

                            ANNUAL COMPENSATION (1)

                                                                                                         LONG-TERM
                                                                                                       COMPENSATION
                                                                                                          AWARDS
                                                                                        OTHER ANNUAL    SECURITIES
                                                                SALARY      BONUS (2)   COMPENSATION    UNDERLYING
           NAME AND PRINCIPAL POSITION               YEAR         ($)          ($)           ($)          OPTIONS
- -------------------------------------------------  ---------  -----------  -----------  -------------  -------------
John H. Massey, Chairman and Chief                      1995  $   450,000  $   112,500   $     3,037
  Executive Officer                                     1994      112,500                      1,913        250,000
Gregory J. Palmquist,                                   1995       97,623      241,500           891
  President -- Life Companies (3)                       1994      238,265      152,500         3,564
                                                        1993      230,000      117,334         3,748         40,000
George Paz, Executive Vice President                    1995      183,333       80,000        39,851
  and Chief Financial Officer (3)                       1994      161,200       40,000           626         22,000
                                                        1993       26,867                     26,758         10,000
John W. Gardiner, President                             1995      241,250       50,000         3,335
  and Chief Operating Officer (3)                       1994      765,000       50,000        13,338
                                                        1993      765,000       70,010        13,338         65,600
James R. McDonough, Senior                              1995      200,000       70,000        12,648
  Executive Vice President --                           1994      200,000       65,000        12,414
  Field Management and Marketing                        1993      150,000       81,253         5,323         40,000

- ------------------------
(1) Includes payments made by the Company for portions of group life insurance policies and matching payments made by the Company under the Life Partners Group Savings and Investment Plan. The Company provides to certain executive officers the use of automobiles, club memberships, insurance policies and certain other benefits. The aggregate incremental costs of these benefits to the Company for each executive officer did not exceed the lesser of either $50,000 or 10% of the total of annual salary and bonus reported for each such officer.

(2) Includes compensation deferred under employment agreements and compensation plans described below, but excludes deferred compensation accumulated before March 1990 and interest paid or accrued thereon in 1994.

(3) Mr. Palmquist resigned from his position effective March 31, 1995; Mr. Paz resigned from his position effective November 30, 1995; and Mr. Gardiner resigned from his position effective May 30, 1995.

    STOCK OPTION/SAR GRANTS DURING 1995

    There were no stock option grants made to any of the executive officers of the Company who were among the five most highly compensated officers during 1995.

    STOCK OPTIONS HELD BY EXECUTIVE OFFICERS

    The following table sets forth the stock option rights held by the Chief Executive Officer and each of the other executive officers of the Company who were the four most highly compensated officers during 1995, together with the option values at December 31, 1995. The values shown were determined by multiplying the applicable number of share options times the difference between the per share closing market price of the Company's Common Stock as traded on the New York Stock Exchange on December 31, 1995 (which closing price was $13.625), and the applicable exercise price per share. Except as set forth in the preceding table entitled "Options/SAR Grants in the Last Fiscal Year", no stock options were granted to any of the listed executive officers, and, except as set forth in the table below, none of such officers exercised any stock options.

                     AGGREGATE OPTION EXERCISES DURING 1995
                     AND OPTION VALUES AT DECEMBER 31, 1995

                                                                             VALUE OF
                                                           NUMBER OF        UNEXERCISED
                                                          UNEXERCISED      IN-THE-MONEY
                                                          OPTIONS (1)         OPTIONS
                                                              (#)               ($)
                               SHARES        VALUE     ------------------  -------------
                            ACQUIRED ON    REALIZED       EXERCISABLE/     EXERCISABLE/
                            EXERCISE (#)      ($)        UNEXERCISABLE     UNEXERCISABLE
         NAME (A)               (B)           (C)             (D)               (E)
- --------------------------  ------------  -----------  ------------------  -------------
John H. Massey                                             50,000/200,000            0/0
Gregory J. Palmquist             40,000   $   679,000                 0/0            0/0
George Paz                                                            0/0            0/0
John W. Gardiner                 65,600       121,760                 0/0            0/0
James R. McDonough               32,000       431,200                 0/0            0/0

    EMPLOYMENT AGREEMENTS

    John H. Massey is employed by Life Partners under an employment agreement which expires on September 30, 1999. Mr. Massey's employment agreement provides for an annual salary of $450,000 during the term of the agreement. The employment agreement also provides that Mr. Massey may participate in each of the Company's employee benefit plans and other arrangements. In connection with the employment agreement, Mr. Massey entered into a stock option agreement with the Company which is described above under "Stock Options."

    David Gubbay is employed by Life Partners under an employment agreement which expires on May 22, 1998. Mr. Gubbay's employment agreement provides for an annual salary of $300,000 during the term of the agreement. The employment agreement also provides that Mr. Gubbay may participate in each of the Company's employee benefit plans and other arrangements. In connection with the employment agreement, Mr. Gubbay also entered into a stock option agreement with the Company.

    Keith Gubbay is employed by Life Partners under an employment agreement which expires on May 22, 1998. Mr. Gubbay's employment agreement provides for an annual salary of $200,000 during the term of the agreement. The employment agreement also provides that Mr. Gubbay may participate in each of the Company's employee benefit plans and other arrangements. In connection with the employment agreement, Mr. Gubbay also entered into a stock option agreement with the Company.

    Roger Dunker is employed by Life Partners under an employment agreement which expires on June 30, 1998. Mr. Dunker's employment agreement provides for an annual salary of $250,000 during the term of the agreement. The employment agreement also provides that Mr. Dunker may participate in each of the Company's employee benefit plans and other arrangements. In connection with the employment agreement, Mr. Dunker also entered into a stock option agreement with the Company.

    Don Campbell is employed by Life Partners under an employment agreement which expires on January 31, 1998. Mr. Campbell's employment agreement provides for an annual salary of $200,000 during the term of the agreement. The employment agreement also provides that Mr. Campbell may participate in each of the Company's employee benefit plans and other arrangements. In connection with the employment agreement, Mr. Campbell also entered into a stock option agreement with the Company.

BENEFIT PLANS

    DEFERRED COMPENSATION PLAN

    Effective April 1, 1990, the Company adopted the Life Partners Group Deferred Compensation Plan ("Deferred Compensation Plan") under which certain employees may defer the receipt of a portion of salary otherwise payable to them. Participation in the Deferred Compensation Plan is restricted to key management and highly compensated employees designated by the Company. As provided in the Deferred Compensation Plan, each eligible employee may elect to defer compensation under the plan by entering into a salary reduction agreement with the Company. In addition, under the plan, the Company may make bonus awards to eligible employees based upon their performance. During 1995, certain executive officers of Life Partners deferred an aggregate of $50,000 in salary payments and $111,000 in bonus awards under the Deferred Compensation Plan.

    Deferred salary amounts and bonus awards accrue interest at rates determined by the Company from time to time. Each employee's deferred salary amounts and interest thereon are 100% vested at all times, and bonus awards and interest thereon will vest 20% for each year of an employee's employment by the Company. However, the Deferred Compensation Plan is unfunded, and no assets of the Company are irrevocably committed to paying deferred compensation to plan participants. Participants are permitted to withdraw vested deferred amounts earlier than the time specified in their salary reduction agreements in the event of a defined financial hardship. In cases other than financial hardship, benefits are required to be distributed as soon as practicable on or after the January 1 following an employee's termination from employment. Payment may be in monthly installments over 5, 10, or 15 years, or in some other manner or time period acceptable to the participant and the plan administrator.

    SAVINGS PLAN

    Effective April 1, 1990, the Company adopted The Life Partners Group Savings Investment Plan ("Savings Plan"). The Savings Plan is a voluntary, contributory plan under which employees may elect to defer compensation for federal income tax purposes under Section 401(k) of the Internal Revenue Code of 1986. Generally, upon the completion of one year of service, the employee is entitled to participate in the Savings Plan by contributing through payroll deductions up to 15% of the employee's compensation. The Company may match the employee's contribution up to 2.5% of the employee's compensation.

    The participating employee is not taxed on these contributions until they are distributed. Moreover, the employer's contributions vest at the rate of 20% per year over a five year period. Amounts credited to employees' accounts under the Savings Plan are invested by an employer-appointed investment committee. Generally, a participating employee is entitled to distributions from the Savings Plan upon termination of employment, retirement, death, or disability. Savings Plan participants who qualify for distributions may receive a single lump sum, have the assets transferred directly to another qualified plan or individual retirement account, or receive a series of specified installment payments. Total matching contributions for officers under the Savings Plan were less than $13,109 in 1995.

    MANAGEMENT BONUS PLAN

    The Compensation Committee of the Board of Directors has adopted a bonus plan ("Management Bonus Plan") for certain officers and key employees of the Company. Under the Management Bonus Plan, eligible officers and key employees of the Company will be entitled to receive a cash bonus generally equal to a specified percentage of the participant's base salary. The percentage is determined based upon the office or position held by the participant and the ratio of the Company's actual pre-tax operating earnings to its budgeted pre-tax operating earnings for a given calendar year. Amounts paid to executive officers under the Management Bonus Plan during 1995 were $768,780 pertaining to the 1994 fiscal period.

    Generally, if the ratio of actual pre-tax operating earnings to budgeted pre-tax operating earnings is 100% or greater for any given calendar year, each participant will be entitled to the maximum bonus (which ranges from 100% of base salary for the Chief Executive Officer, to 20% of base salary as a pool for individuals at the level of Second Vice President of the Life Partners subsidiaries). No bonuses will be paid under the Management Bonus Plan if the ratio of actual pre-tax operating earnings to budgeted pre-tax operating earnings is less than 90%.

    COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

    The Compensation Committee of the Board of Directors currently has four members -- Messrs. Muse, Bishop, Hicks and Massey. Mr. Massey was, during 1995, an executive officer of the Company. Mr. Bishop served as the Chief Executive Officer of the Company from November 1991 until September 30, 1994. Mr. Hicks served as the Chief Executive Officer of the Company from its inception until November 1991. Mr. Muse served as an executive officer of the Company from its inception until December 1991. See "Certain Transactions" and "Certain Agreements" hereinafter for a description of transactions between Messrs. Hicks, Muse, Massey and the Company and their respective affiliates.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    The following table sets forth information concerning the amount and nature of beneficial ownership of Common Stock by each stockholder who is known by the Company to own beneficially in excess of 5% of the outstanding Common Stock, by all directors of the Company, individually, and by all officers and directors of the Company as a group, as of December 31, 1995. Except as otherwise indicated, all persons listed below have (i) sole voting power and investment power with respect to their shares of Common Stock, except to the extent that authority is shared by spouses under applicable law, and (ii) record and beneficial ownership with respect to their shares of Common Stock.

    The shares and percentages set forth below with respect to the Common Stock include shares of Common Stock which are outstanding or issuable within 60 days upon the exercise of options granted prior to December 31, 1995.

                                                                                 NUMBER OF
                                                                                  SHARES       PERCENT
                                                                                -----------  -----------
First Pacific Advisors, Inc. (1)..............................................    4,162,000        14.9%
FPA Paramount Fund, Inc. (2)..................................................    1,830,000         6.6%
  11400 West Olympic Blvd., Suite 1200
  Los Angeles, CA 90064
Government of Singapore Investment Corp. Pte Ltd. (3).........................    1,631,000         5.8%
  250 North Bridge Road
  #33-00 Raffles City Tower
  Singapore 0617
The Kaufmann Fund, Inc. (4)...................................................    1,450,000         5.2%
  140 E. 45th Street, 43rd Floor
  New York, NY 10017
Putnam Investments, Inc.......................................................    2,121,992         7.6%
Putnam Investment Management, Inc.
The Putnam Advisory Company, Inc. (5)
  One Post Office Square
  Boston, MA 02109
HM Parties (6)(7).............................................................    3,387,335        12.1%
Gene H. Bishop (8)............................................................      458,480         1.6%
Thomas O. Hicks (6)(7)........................................................    3,387,335        12.1%
John H. Massey................................................................       16,445           *
M. D. Moross (9)..............................................................    1,948,463         7.0%
John R. Muse (10).............................................................      945,830         3.4%
Dudley B. Sanger (11).........................................................    1,727,355         6.2%
Bruce W. Schnitzer............................................................      320,369         1.1%
Roger T. Staubach.............................................................       12,572           *
Robert E. Witt................................................................            0           0
All officers and directors as a group (31 persons) (12).......................    5,822,957        20.9%

- ------------------------
        *
    Represents less than 1%.

(1) Based on information set forth in the Schedule 13G of First Pacific Advisors, Inc., a Massachusetts corporation, for the year ended December 31, 1995, filed with the Securities and Exchange Commission, First Pacific Advisors, Inc. holds sole voting power for 0 shares, shared voting power for 2,087,000 shares, sole dispositive power for 0 shares and shared dispositive power for 4,162,000 shares.

(2) Based on information set forth in the Schedule 13G of FPA Paramount Fund, Inc., a Maryland corporation, FPA Paramount Fund, Inc. holds sole voting power for 1,830,000 shares, shared voting power for 0 shares, sole dispositive power for 0 shares and shared dispositive power for 1,830,000 shares.

(3) Based on  information  set  forth  in the  Schedule  13D  of  Government  of
    Singapore Investment Corporation Pte Ltd. filed with the Securities and Exchange Commission on April 11, 1994, the Government of Singapore Investment Corporation Pte Ltd. holds sole voting power for 0 shares, shared voting power for 1,631,000 shares, sole dispositive power for 0 shares and shared dispositive power for 1,631,000 shares; the Government of Singapore holds sole voting power for 0 shares, shared voting power for 1,223,500 shares, sole dispositive power for 0 shares and shared dispositive power for 1,223,500 shares; and the Monetary Authority of Singapore holds sole voting power for 0 shares, shared voting power for 407,500 shares, sole dispositive power for 0 shares and shared dispositive power for 407,500 shares.

(4) Based on information set forth in the Schedule 13G of The Kaufmann Fund, Inc., a Maryland corporation, filed with the Securities and Exchange Commission for the year ended December 31, 1995, The Kaufmann Fund, Inc. holds sole voting power for 1,450,000 shares and sole dispositive power for 1,450,000 shares.

(5) Based on information set forth in the Schedule 13G of Putnam Investments, Inc., a Massachusetts corporation, filed with the Securities and Exchange Commission for the year ended December 31, 1994, Putnam Investments, Inc.
    holds sole voting power for 0 shares, shared voting power for 541,575 shares, sole dispositive power for 0 shares and shared dispositive power for 2,121,992 shares; Putnam Investment Management, Inc. holds sole voting power for 0 shares, shared voting power for 0 shares, sole dispositive power for 0 shares and shared dispositive power for 1,090,860 shares; and The Putnam Advisory Company, Inc. holds sole voting power for 0 shares, shared voting power for 541,575 shares, sole dispositive power for 0 shares and shared dispositive power for 1,031,132 shares.

(6) Pursuant to the terms of a Voting Agreement (herein so called) among the Company, certain former and existing shareholders of the Company and HMC/Life Partners, L.P., a limited partnership which is no longer active and in which the sole general partner was HMC Partners, L.P., a limited partnership of which Hicks, Muse & Co. (TX) Incorporated ("Hicks Muse") served as the managing general partner, all the shares of Common Stock held by stockholders who were parties to the Voting Agreement or became subject thereto pursuant to the transfer provisions thereof have granted a proxy in favor of Hicks Muse with respect to the election of directors. Thomas O. Hicks is a controlling stockholder of Hicks Muse and serves as Chairman of the Board and Chief Executive Officer of Hicks Muse. Accordingly, Mr. Hicks may be deemed to be the beneficial owner of Common Stock held by stockholders subject to the Voting Agreement. John R. Muse is an officer, director and minority shareholder of Hicks Muse and as such may be deemed to share with Mr. Hicks the power to vote or dispose of Common Stock held by stockholders subject to the Voting Agreement. Each of Messrs. Hicks and Muse disclaims beneficial ownership of Common Stock in the Company not respectively owned of record by him. Hicks Muse, Mr. Hicks and Mr. Muse are referred to above collectively as the "HM Parties."

(7) Includes: (i) 970,842 shares of Common Stock owned directly by Thomas O. Hicks and a trust of which Thomas O. Hicks serves as the sole trustee; (ii) 3,142 shares of Common Stock owned by an employee of Hicks, Muse, Tate & Furst, Inc. which shares are subject to an irrevocable proxy in favor of Thomas O. Hicks; (iii) 317,316 shares of Common Stock owned of record by Hicks Muse;

    and (iv) all the outstanding shares as of December 31, 1995 held by other stockholders which are subject to a proxy in favor of Hicks Muse, pursuant to the terms of the Voting Agreement entered into by such stockholders, with respect to the election of directors.

(8) Includes an immediately exercisable option to purchase 352,941 shares of Common Stock at approximately $5.31 per share and an immediately exercisable warrant under which Mr. Bishop may purchase 12,573 shares of the Common Stock at approximately $3.98 per share. Also includes 7,500 shares held by Mr. Bishop as custodian for family members and 10,000 shares held by Mr. Bishop as trustee under a trust for a family member.

(9) Includes (i) 1,579,616 shares of Common Stock owned of record by Nimrod Holdings Inc., all the voting securities of which are owned by the Kara
    Trust, a revocable trust established for the benefit of Mr. Moross' grandchildren; (ii) 147,739 shares of Common Stock owned of record by the Moross Family Protection Trust, a trust formed for the benefit of Mr. Moross' children and grandchildren; and (iii) 221,108 shares of Common Stock owned of record by the Moross Family Foundation, a charitable trust. To the extent Mr. Moross may be deemed to be the beneficial owner of these shares, he disclaims any beneficial interest in these shares.

(10)Includes (i) 628,514 shares of Common Stock owned directly by Mr. Muse, (ii) 3,135 shares of Common Stock held by Mr. Muse as custodian for family members, and (iii) 317,316 shares of Common Stock held of record by Hicks Muse.

(11)Includes (i) 1,579,616 shares of Common Stock owned of record by Nimrod Holdings Inc., all the voting securities of which are owned by the Kara Trust, a revocable trust established for the benefit of Mr. Moross' grandchildren and with respect to which Mr. Sanger serves as one of three protectors of the trust; and (ii) 147,739 shares of Common Stock owned of record by the Moross Family Protection Trust, a trust formed for the benefit of Mr. Moross' children and grandchildren and with respect to which Mr. Sanger serves as one of three protectors of the trust. To the extent Mr. Sanger may be deemed to be the beneficial owner of these shares, he disclaims any beneficial interest in the shares.

(12)Includes, as of December 31, 1995, (i) options exercisable within 60 days to purchase 105,095 shares of Common Stock at $3.28 per share held by 19 officers of the Company pursuant to the Life Partners Group, Inc. 1992 Incentive and Nonstatutory Stock Option Plan, as amended (the "1992 Plan"), and (ii) the options and warrants described in the foregoing note numbered
    (8). Does not include vested options under the 1992 Plan which were out-of-the-money options at December 31, 1995.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    LIFE PARTNERS POLICY ON AFFILIATE INVESTMENTS

    The Company recognizes that potential conflicts of interest may arise in the conduct of its business, particularly with respect to its investment activities. As a result, the Company adopted and maintains a policy restricting investments in affiliates, which generally include Hicks Muse, Wand Partners, Inc., the officers and directors of the Company, and each of their respective affiliates. Under the policy, no investments in affiliates may be made at any time after May 1, 1993, except through one or more investment funds, which funds must each have five or more non-affiliated investors who invest amounts comparable to the amount invested by the Company and on terms no more favorable than those on which the Company invests. No such investment may exceed the lesser of 10% of the total investment commitments of all participants in the fund or $10 million.

    Total affiliate investments by the Company cannot exceed the greater of 2% of consolidated GAAP assets or 25% of consolidated GAAP stockholders' equity. Accordingly, at December 31, 1995, total affiliate investments could not exceed $100.1 million. The cost of the Company's total investments in affiliates at December 31, 1995 totaled $27.6 million, or $72.5 million less than the maximum amount permitted pursuant to the Company's policy.

    CERTAIN INVESTMENTS

    In August 1990, the Company committed to invest $10.0 million as a limited partner in acquisition transactions in which Hicks Muse Equity Fund, L.P. ("HM Equity Fund") is an investor. In September, 1993, the Company committed to make fund investments aggregating $10 million as a limited partner in transactions in which Hicks, Muse, Tate & Furst Equity Fund II, L.P. ("HM Fund II") is an investor. Approximately 30 investors (including the Company) committed more than $255 million to the HM Equity Fund and in excess of 50 investors have committed approximately $800 million to the HM Fund II. HM Equity Fund and HM Fund II are limited partnerships in which Hicks Muse has an indirect interest and serves as the ultimate managing partner. In connection with its commitment to HM Equity Fund, Wabash paid to HMC Partners, L.P., a Delaware limited partnership ("HMC Partners"), which serves as the sole general partner of HM Equity Fund and of which Hicks Muse serves as the managing general partner, an annual management fee equal to 1% of its commitment amount. Wabash paid a management fee of $150,000 to HMC Partners in each of 1990, 1991, 1992, and 1993.

    As a limited partner of HM Fund II, the Company funds its share of each investment made from time to time by HM Fund II. The terms of HM Fund II were established through arm's length negotiations between Hicks Muse and the limited partner investors. Through December 31, 1995, the Company had invested an aggregate of $23.4 million as a limited partner in various acquisitions and other investments by HM Equity Fund and HM Equity Fund II. The Company's obligation to fund investments made by HM Equity Fund expired on January 4, 1994; and the obligation to fund investments made by HM Fund II will expire on January 2, 1999.

    In July of 1995 the Company committed to invest $4.5 million in Stratford Capital Partners, L.P., a limited partnership in which Hicks Muse serves as the ultimate managing partner. Of this commitment, $1.4 million is on a standby basis and is subject to increase by $0.8 million upon the occurrence of certain contingencies. In August of 1995, the Company made an initial investment of $1.2 million in this limited partnership. In December of 1995, the standby commitment was transferred to Stratford Equity Partners, L.P., another limited partnership in which Hicks Muse serves as the ultimate managing partner.

    In December 1992, the Company invested $2.5 million as a limited partner in Crescent Shared Opportunity Fund, L.P. ("Crescent Opportunity Fund"). During 1994, the Company's investment in Crescent Opportunity Fund was transferred into a new partnership, Crescent Shared Opportunity Fund II ("Crescent Opportunity Fund II"), at which time the Company committed to invest an additional $3 million and, provided the fund raises at least $100 million, such committed amount will be increased to $5 million. Through December 31, 1995, the Company had invested an aggregate of $6.5 million in Crescent Opportunity Fund II (including amounts transferred from Crescent Opportunity Fund). In August 1992, the Company committed to invest $5.0 million as a limited partner in transactions in which Crescent Realty Associates, L.P., ("Crescent Realty") is an investor. In addition, in June 1993, the Company committed to invest $5 million as a limited partner in transactions in which Crescent Realty is an investor. Through December 31, 1995, the Company had invested an aggregate of $13.9 million as a limited partner in various investments made by these limited partnerships. Crescent Opportunity Fund, Crescent Opportunity Fund II and Crescent Realty are limited partnerships, the general partner of which is controlled by the principals of Hicks Muse.

    In December 1993, the Company committed to make fund investments aggregating $4 million as a limited partner in transactions in which Crescent/MACH I Partners, L.P. ("MACH") is an investor. At December 31, 1995, the Company had made investments aggregating $4.0 million as a limited partner in various investments by MACH. The general partner of MACH is controlled by the principals of Hicks Muse.

    In October 1994, the Company committed to make a fund investment in the amount of $1 million in a limited partnership, Wand/Universal Investments L.P., which would acquire up to $5 million of convertible preferred stock issued by Universal Holding Corp., a life insurance holding company. The general partner of the limited partnership is Wand Partners Inc. ("Wand"). Bruce
W. Schnitzer is a majority stockholder and Chairman of the Board of Wand. At December 31, 1995, the Company had invested $1 million in the limited partnership.

    CERTAIN AGREEMENTS

    In connection with the proposed acquisition of Lamar (see, "Lamar Stock Purchase Agreement" above), the Company entered into a financial advisory arrangement with Hicks, Muse, Tate & Furst, Inc. ("HMT&F") pursuant to which HMT&F agreed to provide financial advisory and other services to the Company in connection with the proposed acquisition of Lamar. The fee, which was contingent upon the consummation of the Lamar acquisition, was equal to 1% of the purchase price paid for the acquired company. The fee, in the amount of $1.3 million, was paid on May 5, 1995.

    Thomas O. Hicks currently serves as a director of Life Partners and served as Chairman of the Board and Chief Executive Officer of Life Partners from its inception until November 1991. John R. Muse currently serves as a director of Life Partners and served as Executive Vice President, Secretary, and Treasurer of Life Partners from its inception until December 1991. Each of Messrs. Hicks and Muse is an executive officer, director, and shareholder of Hicks Muse and HMT&F. Bruce W. Schnitzer is a director, majority stockholder, and Chairman of the Board of the general partner of Wand and currently serves as a director of Life Partners.

    First Southwest Asset Management, Inc. ("FSWAM") provides, pursuant to an arrangement entered into during 1991, certain investment services to the Company. John H. Massey (Chairman of the Board and Chief Executive Officer of the Company) formerly served as Chairman of the Board and Chief Executive Officer of FSWAM. Mr. Massey currently serves as a director of FSW Holdings, Inc. ("FSW"), the parent company of FSWAM; otherwise, Mr. Massey holds no financial interest in any of those companies. At year-end 1995, the Company held $2.25 million in principal amount of subordinated notes issued by FSW which notes are convertible under certain conditions into common stock of FSW. In January of 1996, the Company converted the subordinated notes into common stock of FSW and thereafter contributed the shares obtained to a partnership which is the majority owner of FSW in return for a limited partnership interest therein. The Company paid $369,116 during 1995 for the investment services provided by FSWAM.

    VOTING AGREEMENT
    Certain existing stockholders of the Company (consisting of the persons and entities listed under "Security Ownership of Certain Beneficial Owners and Management," certain other officers and employees of the Company, and various other persons and entities, which persons and entities collectively beneficially own as of December 31, 1995 approximately 12% of the Common Stock of the Company) have entered into, or have become subject to, a voting agreement with Life Partners and HMC/Life Partners, L.P., a limited partnership which is no longer active and in which the sole general partner was HMC Partners, L.P., a limited partnership of which Hicks Muse served as the managing general partner ("Voting Agreement"). During the term of the Voting Agreement, Hicks Muse is entitled to vote, pursuant to an irrevocable proxy in its favor, all shares of Common Stock held by the parties subject to the Voting Agreement in connection with the election of directors. The Voting Agreement generally terminates upon the earlier of (i) the election by Hicks Muse to terminate the Voting Agreement,
(ii) the date on which Hicks Muse and its affiliates cease to own beneficially at least 5% of the then outstanding Common Stock of the Company, or (iii) ten years after the effective date of the Voting Agreement, which effective date was March 24, 1993.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

    (a)The following documents are filed or incorporated by reference as part of this Form 10-K:

    1. FINANCIAL STATEMENTS

    The audited consolidated financial statements of the Registrant as listed in the Index to Financial Statements appearing in Item 8 on page 28 of this Form 10-K are incorporated herein by reference.

    2. FINANCIAL STATEMENT SCHEDULES

    The following consolidated financial statement schedules of the Registrant are included as part of this Report immediately following the signature pages:

                                                                                                      PAGE
                                                                                                    ---------
Report of Independent Accountants                                                                      81
Schedule I         --      Condensed Financial Information of Registrant at December 31, 1995 and     82-86
                           1994 and for the years ended December 31, 1995, 1994, and 1993
Schedule V         --      Supplementary Insurance Information at December 31, 1995, 1994 and 1993     87
                           and for the years ended December 31, 1995, 1994 and 1993
Schedule VI        --      Reinsurance at December 31, 1995, 1994 and 1993 and for the years ended     88
                           December 31, 1995, 1994 and 1993

Schedules other than those listed above have been omitted since they are either not required or not applicable, or since the required information is shown in the financial statements or related notes.

    3. EXHIBITS:

        3.1  Certificate of Incorporation of the Registrant, dated December 20, 1989.(1)
        3.2  Certificate of Agreement of Merger of the Registrant, dated December 20, 1989.(1)
        3.3  Amendment to Certificate of Incorporation of the Registrant, dated March 27,
              1990.(1)
        3.4  Certificate of Stock Designation of the Registrant, dated March 29, 1990.(1)
        3.5  Amendment to Certificate of Incorporation of the Registrant, dated May 7, 1990.(1)
        3.6  Amendment to Certificate of Incorporation of the Registrant, dated April 23,
              1992.(1)
        3.7  Amendment to Certificate of Incorporation of the Registrant, dated June 29, 1992.(1)
        3.8  Amended and Restated Bylaws of the Registrant.(1)
        3.9  Amendment to Certificate of Incorporation of the Registrant, dated March 24,
              1993.(1)
       3.10  Amendment to Certificate of Incorporation of the Registrant, dated August 9,
              1995.(1)
        4.1  Specimen Certificate evidencing Common Stock.(2)
        4.2  Voting Agreement dated as of April 23, 1992, as amended, by and among the
              Registrant, Hicks, Muse & Co. (TX) Incorporated, and each of the persons and entities listed on the signature pages thereof.(2)
        4.3  Indenture dated as of July 15, 1992 between Life Partners Group, Inc. and
              NationsBank of Texas, N.A.(3)
        4.4  Amendment, Waiver and Consent to the Senior Loan Agreement dated as of March 17,
              1993, among the Registrant, the lenders party to the Senior Loan Agreement referred to therein, and General Electric Capital Corporation.(2)
        4.5  GECC Voting Agreement dated as of March 17, 1993 by and among the Registrant, Hicks,
              Muse & Co. (TX) Incorporated, HMC/Life Partners, L.P., and General Electric Capital
              Corporation.(2)

        4.6  Amendment No. 2, dated as of March 17, 1993, to the Securities Purchase Agreement
              dated as of March 30, 1990 among the Registrant, Wabash Life Insurance Company,
              General Electric Capital Corporation, and Employers Reinsurance Corporation.(2)
        9.1  The Gardiner Voting Trust Agreement, dated as of March 26, 1990, among the persons listed on Exhibit A thereto and John W. Gardiner, as Trustee.(2)
       10.1  Stock Purchase Agreement dated as of October 3, 1989, by and between I.C.H.
              Corporation and the Registrant.(2)
       10.2  Amendment to Stock Purchase Agreement dated as of March 29, 1990, by and between
              I.C.H. Corporation and the Registrant.(2)
       10.3  Compromise and Settlement Agreement dated as of September 1, 1990, by and between
              I.C.H. Corporation and the Registrant.(2)
       10.4  Surplus Debenture No. 1 in the amount of $320,000,000 dated March 30, 1990, issued by Wabash Life Insurance Company to the Registrant.(2)
       10.5  Surplus Debenture No. 2 in the amount of $90,000,000 dated March 30, 1990, issued by
              Wabash Life Insurance Company to the Registrant.(2)
       10.6  Registration Rights Agreement dated as of March 30, 1990, by the Registrant for the benefit of The Gardiner Voting Trust.(2)
       10.7  Management and Service Agreement dated March 30, 1990, between Facilities Management
              Installation, Inc. and Philadelphia Life Insurance Company.(2)
       10.8  Real Estate Purchase Agreement dated as of March 30, 1990, between Massachusetts
              General Life Insurance Company and I.C.H. Corporation.(2)
       10.9  Amendment to Real Estate Purchase Agreement dated as of March 30, 1990, between
              Massachusetts General Life Insurance Company and I.C.H. Corporation.(2)
      10.10  Management and Leasing Agreement dated as of March 30, 1990, between Massachusetts
              General Life Insurance Company and I.C.H. Corporation.(2)
      10.11  Real Estate Purchase Agreement dated as of September 1, 1990, between All American
              Assurance Company and I.C.H. Corporation.(2)
      10.12  Management and Leasing Agreement dated as of September 1, 1990, between All American
              Assurance Company and I.C.H. Corporation.(2)
      10.13  Real Estate Purchase Agreement dated as of September 1, 1990, between National
              American Life Insurance Company and I.C.H. Corporation.(2)
      10.14  Management and Leasing Agreement dated as of September 1, 1990, between National
              American Life Insurance Company and I.C.H. Corporation.(2)
      10.15  Real Estate Purchase Agreement dated as of September 1, 1990, between Wabash Life
              Insurance Company and I.C.H. Corporation.(2)
      10.16  Management and Leasing Agreement dated as of September 1, 1990, between Wabash Life
              Insurance Company and I.C.H. Corporation.(2)
      10.17  Purchase Agreement dated as of March 30, 1990, between Philadelphia Life Insurance
              Company and I.C.H. Corporation.(2)
      10.18  Financial Advisory Agreement dated as of March 30, 1990, between Wabash Life
              Insurance Company and Hicks, Muse & Co. Incorporated.(2)
      10.19  Sublease Agreement with respect to Leasehold dated effective March 30, 1990, among
              Facilities Management Installation, Inc., Wabash Life Insurance Company, and S&R
              Partnership.(2)
      10.20  Amendment Number One to Sublease Agreement entered into and effective as of the 1st day of January, 1992, among S&R Partnership, Facilities Management Installation,
              Inc., and Wabash Life Insurance Company.(2)

      10.21  Securities Purchase Agreement dated as of March 30, 1990, among the Registrant,
              Wabash Life Insurance Company, General Electric Capital Corporation, and Employers
              Reassurance Corporation.(2)
      10.22  Amendment dated as of April 23, 1992, to the Securities Purchase Agreement dated as of March 30, 1990, among the Registrant, Wabash Life Insurance Company, General
              Electric Capital Corporation, and Employers Reassurance Corporation.(2)
      10.23  Compensation and Fees Side Letter dated March 30, 1990, among General Electric
              Capital Corporation, the Registrant, Wabash Life Insurance Company, and Hicks, Muse
              & Co. Incorporated.(2)
      10.24  Investment Management Agreement dated March 30, 1990, between the Registrant and
              Webster Management Corporation.(2)
      10.25* Third Amended and Restated Employment Agreement dated as of April 1, 1990, by and between Wabash Life Insurance Company and John W. Gardiner.(2)
      10.26* Employment Agreement dated as of April 1, 1990, by and between Wabash Life Insurance
              Company and Gregory J. Palmquist.(2)
      10.27* Employment Agreement dated as of November 1, 1991, by and between the Registrant and
              Gene H. Bishop.(2)
      10.28* Stock Option Agreement dated as of November 1, 1991, by and between the Registrant and Gene H. Bishop.(2)
      10.29* Registration Rights dated as of November 1, 1991, by and between the Registrant and
              Gene H. Bishop.(2)
      10.30  Form of Indemnification Agreement to be entered into between the Registrant and each of the Registrant's officers and directors.(2)
      10.31* Life Partners Management Cash Bonus Plan.(3)
      10.32* Life Partners 1992 Incentive and Nonstatutory Stock Option Plan.(3)
      10.33  Subscription Agreement dated and effective as of August 21, 1990, between Wabash
              Life Insurance Company and Hicks, Muse Equity Fund, L.P. (without exhibits).(2)
      10.34  Letter Agreement dated as of November 12, 1991, by and between Gene H. Bishop and the Registrant.(2)
      10.35  Letter Agreement dated as of November 12, 1991, by and between Gene H. Bishop and
              Wabash Life Insurance Company.(2)
      10.36  Letter Agreement dated as of November 12, 1991, by and between John H. Massey and the Registrant.(2)
      10.37  Letter Agreement dated as of November 12, 1991, by and between John H. Massey and
              Wabash Life Insurance Company.(2)
      10.38  Letter Agreement dated as of April 6, 1992, by and between Roger T. Staubach and
              Wabash Life Insurance Company.(2)
      10.39  Letter Agreement dated as of April 6, 1992, by and between Roger T. Staubach and
              Wabash Life Insurance Company.(2)
      10.40  Agreement and Plan of Reorganization, dated as of April 23, 1992, made and entered into by and among the Registrant, General Electric Capital Corporation, and the
              other holders of the common stock of the Registrant and Wabash Life Insurance
              Company, as listed on Exhibits A and B thereto, and Wabash Life Insurance
              Company.(2)
      10.41* Employment Agreement dated as of May 1, 1993, between the Registrant and Gene H.
              Bishop.(7)
      10.42  Credit Agreement dated as of June 11, 1993, between the Registrant and the lenders as listed therein.(7)

      10.43  Office Building Lease dated as of July 1, 1993, between Wabash Life Insurance
              Company and S&R Partnership.(7)
      10.44* Stock option agreement between Don Campbell and the Registrant dated June 12,
              1995.(1)
      10.45* Employment agreement between Don Campbell and the Registrant dated January 30,
              1995.(1)
      10.46* Employment agreement between Roger E. Dunker and the Registrant dated June 12,
              1995.(1)
      10.47* Stock option agreement between Roger E. Dunker and the Registrant dated June 12,
              1995.(1)
      10.48* Stock option agreement between David Gubbay and the Registrant dated June 12,
              1995.(1)
      10.49* Stock option agreement between Keith Gubbay and the Registrant dated June 12,
              1995.(1)
      10.50* Employment agreement between John H. Massey and the Registrant dated October 1,
              1994.(1)
      10.51* Stock option agreement between John H. Massey and the Registrant dated December 1,
              1994.(1)
      10.52* Amendment No. 1 to Life Partners Group, Inc. 1992 Incentive and Nonstatutory Stock
              Option Plan, dated as of February 14, 1995.(1)
      10.53* Employment Agreement between David Gubbay and the Registrant dated May 22, 1995. (1)
      10.54* Employment Agreement between Keith Gubbay and the Registrant dated May 22, 1995. (1)
       11.1  Computation of earnings (loss) per common share and common equivalent share.(1)
       27    Financial Data Schedule(1)

- ------------------------
(1) Filed herewith.

(2) Incorporated   by  reference  to   Amendment  No.  7   to  the  Registrant's
    Registration Statement on Form S-1 (Registration No. 33-47433).

(3) Incorporated  by  reference   to  Amendment  No.   5  to  the   Registrant's
    Registration Statement on Form S-1 (Registration No. 33-47621).

(4) Incorporated by reference to the Registrant's Annual Report on Form 10-K for 1992.

(5) Incorporated by reference to the Registrant's Annual Report on Form 10-K for 1993.

(6) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for September 30, 1994.

(7) Incorporated by reference to the Registrant's Quarterly Report on Form 10-K for 1994.

        *
    Denotes a management contract or compensatory plan or arrangement.

(b) Reports on Form 8-K

    The Registrant did not file any report on Form 8-K during the last quarter of the period covered by this Annual Report on Form 10-K.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Englewood, State of Colorado, on March 27, 1996.

                                          LIFE PARTNERS GROUP, INC.

                                          by: /s/_JOHN H. MASSEY________________
                                             John H. Massey
                                             CHAIRMAN OF THE BOARD
                                             CHIEF EXECUTIVE OFFICER AND
                                          DIRECTOR

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                   SIGNATURE                                         TITLE                            DATE
- ------------------------------------------------  -------------------------------------------  ------------------
               /s/ JOHN H. MASSEY                 Chairman of the Board, Chief Executive
     --------------------------------------        Officer, and Director                         March 27, 1996
                 John H. Massey                    (Principal Executive Officer)

                /s/ DAVID GUBBAY
     --------------------------------------       President and Chief                            March 27, 1996
                  David Gubbay                     Operating Officer

                                                  Executive Vice President
              /s/ BERNHARD M. KOCH                 and Chief Financial Officer
     --------------------------------------        (Principal Financial and Accounting           March 27, 1996
                Bernhard M. Koch                   Officer)

               /s/ GENE H. BISHOP
     --------------------------------------       Director                                       March 27, 1996
                 Gene H. Bishop

     --------------------------------------       Director                                       March 27, 1996
                Thomas O. Hicks

              /s/ MANDY D. MOROSS
     --------------------------------------       Director                                       March 27, 1996
                Mandy D. Moross

                /s/ JOHN R. MUSE
     --------------------------------------       Director                                       March 27, 1996
                  John R. Muse

              /s/ DUDLEY B. SANGER
     --------------------------------------       Director                                       March 27, 1996
                Dudley B. Sanger

     --------------------------------------       Director                                       March 27, 1996
               Bruce W. Schnitzer

             /s/ ROGER T. STAUBACH
     --------------------------------------       Director                                       March 27, 1996
               Roger T. Staubach

               /s/ ROBERT E. WITT
     --------------------------------------       Director                                       March 27, 1996
                 Robert E. Witt

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders
Life Partners Group, Inc.

    Our report on the consolidated financial statements of Life Partners Group, Inc. and Subsidiaries is included on page 30 of this Form 10-K. In connection with our audits of such financial statements, we have also audited the related financial statement schedules listed in the index on page 76 of this Form 10-K.

    In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein. This information should be read in conjunction with the last paragraph of our report.

                                          Coopers & Lybrand, L.L.P.

Denver, Colorado
March 27, 1996

                                                                      SCHEDULE I

                           LIFE PARTNERS GROUP, INC.
                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                                 BALANCE SHEETS

                         AT DECEMBER 31, 1995 AND 1994
                                 (IN THOUSANDS)

                                     ASSETS

                                                                                          1995         1994
                                                                                       -----------  -----------
Cash and short-term investments......................................................  $    10,965  $     9,568
Fixed maturities available-for-sale, at fair value...................................       22,871
Investments in and advances to subsidiaries and related party:
  Investments in subsidiaries........................................................      371,693      214,800
  Advances to subsidiaries...........................................................      274,244      289,423
Accounts receivable..................................................................          368          573
Other assets.........................................................................        3,226        2,541
                                                                                       -----------  -----------
                                                                                       $   683,367  $   516,905
                                                                                       -----------  -----------
                                                                                       -----------  -----------

                                     LIABILITIES AND STOCKHOLDERS' EQUITY

Notes payable:
  Due within one year................................................................  $    15,000  $    15,000
  Due after one year.................................................................      235,746      200,102
  Investment borrowings..............................................................       21,070
Accrued expenses and other liabilities...............................................       11,042        8,157
                                                                                       -----------  -----------
                                                                                           282,858      223,259
                                                                                       -----------  -----------
Stockholders' equity:
  Common stock, $.001 par value; 50,000,000 shares authorized; 27,911,851 and
   25,530,334 shares issued and outstanding at December 31, 1995 and 1994,
   respectively......................................................................           28           26
Additional paid-in capital...........................................................      287,863      245,652
Net unrealized investment gains (losses).............................................       58,269      (22,783)
Retained earnings....................................................................       54,349       70,751
                                                                                       -----------  -----------
                                                                                           400,509      293,646
                                                                                       -----------  -----------
                                                                                       $   683,367  $   516,905
                                                                                       -----------  -----------
                                                                                       -----------  -----------

    The accompanying notes are an integral part of this financial statement schedule.

                           LIFE PARTNERS GROUP, INC.
           CONDENSED FINANCIAL INFORMATION OF REGISTRANT (CONTINUED)

                            STATEMENT OF OPERATIONS

              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
                                 (IN THOUSANDS)

                                                                                   1995       1994       1993
                                                                                ----------  ---------  ---------
Income:
  Net investment income:
    Subsidiaries..............................................................  $   28,879  $  31,802  $  30,679
    Other.....................................................................       1,484        161        441
  Realized gain...............................................................         103
                                                                                ----------  ---------  ---------
                                                                                    30,466     31,963     31,120
                                                                                ----------  ---------  ---------
Expenses:
  Administrative and general expenses.........................................         651        903        636
  Interest expense............................................................      23,871     21,371     26,140
                                                                                ----------  ---------  ---------
                                                                                    24,522     22,274     26,776
                                                                                ----------  ---------  ---------
Earnings before federal income taxes,
 equity in undistributed earnings (loss) of subsidiaries
 and extraordinary loss.......................................................       5,944      9,689      4,344
  Federal income tax expense..................................................      (2,081)    (3,654)    (1,520)
                                                                                ----------  ---------  ---------
Earnings before equity in undistributed earnings (loss) of subsidiaries and
 extraordinary loss...........................................................       3,863      6,035      2,824
  Equity in undistributed earnings (loss) of subsidiaries.....................     (17,247)    31,171     48,421
                                                                                ----------  ---------  ---------
Earnings (loss) before extraordinary loss.....................................     (13,384)    37,206     51,245
  Extraordinary loss, net of tax effect.......................................                 (2,558)    (4,029)
                                                                                ----------  ---------  ---------
Net earnings (loss)...........................................................     (13,384)    34,648     47,216
  Less dividends in kind on preferred stock...................................                            (3,978)
                                                                                ----------  ---------  ---------
Net earnings (loss) applicable to common stock................................  $  (13,384) $  34,648  $  43,238
                                                                                ----------  ---------  ---------
                                                                                ----------  ---------  ---------

    The accompanying notes are an integral part of this financial statement schedule.

                           LIFE PARTNERS GROUP, INC.
           CONDENSED FINANCIAL INFORMATION OF REGISTRANT (CONTINUED)

                            STATEMENT OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
                                 (IN THOUSANDS)

                                                                                1995        1994         1993
                                                                             ----------  ----------  ------------
Cash flows from operating activities:
  Net earnings (loss)......................................................  $  (13,384) $   34,648  $     47,216
  Adjustments to reconcile to net cash used by operating activities:
    Realized gain..........................................................        (103)
    Equity in undistributed (earnings) loss of subsidiaries................      17,247     (31,171)      (48,421)
    Extraordinary loss.....................................................                   2,558         4,029
  Amortization of note payable discount....................................         644       1,177         2,026
  (Decrease) increase in accrued expenses and other liabilities............      (6,323)      1,840           873
  Other, net...............................................................       2,196       3,646         2,298
                                                                             ----------  ----------  ------------
      Net cash provided by operating activities............................         277      12,698         8,021
                                                                             ----------  ----------  ------------
Cash flows from investing activities:
  Payments received on notes receivable, subsidiary........................      15,000       7,500        27,100
  Purchase of subsidiaries, net of cash and short-term investments
   acquired................................................................     (34,766)
  Advances to subsidiaries.................................................                  (5,000)
  Cash contributions to subsidiaries.......................................     (14,000)
  Payments received on other assets from subsidiary........................         145         231           327
  Proceeds from sale of fixed maturities available-for-sale................       2,022
  Proceeds from sale of equity securities..................................         926
                                                                             ----------  ----------  ------------
      Net cash provided (used) by investing activities.....................     (30,673)      2,731        27,427
                                                                             ----------  ----------  ------------
Cash flows from financing activities:
  Proceeds from issuance of notes payable..................................      50,000                   160,000
  Deferred loan costs related to notes payable.............................                    (898)       (7,087)
  Redemption of preferred stock............................................                              (121,983)
  Costs related to common stock issuance...................................                     (30)      (12,215)
  Proceeds from issuance of common stock...................................       1,942         408       187,086
  Cash dividends paid on common stock......................................      (3,019)     (2,035)         (950)
  Principal repayment on notes payable and indebtedness to related party...     (15,000)     (3,822)     (260,125)
  Principal repayment on investment borrowings.............................      (2,130)
                                                                             ----------  ----------  ------------
      Net cash provided (used) by financing activities.....................      31,793      (6,377)      (55,274)
                                                                             ----------  ----------  ------------
Net increase (decrease) in cash and short-term investments.................       1,397       9,052       (19,826)
Cash and short-term investments at beginning of year.......................       9,568         516        20,342
                                                                             ----------  ----------  ------------
Cash and short-term investments at end of year.............................  $   10,965  $    9,568  $        516
                                                                             ----------  ----------  ------------
                                                                             ----------  ----------  ------------

    The accompanying notes are an integral part of this financial statement schedule.

                           LIFE PARTNERS GROUP, INC.
           CONDENSED FINANCIAL INFORMATION OF REGISTRANT (CONTINUED)

                NOTES TO CONDENSED FINANCIAL STATEMENT SCHEDULES

1.  NOTES PAYABLE
    Notes payable at December 31, 1995 and December 31, 1994 are summarized below (in thousands):

                                                                                             AMOUNT OUTSTANDING
                                                                                             NET OF UNAMORTIZED
                                                                   AMOUNT OUTSTANDING          ISSUANCE COSTS
                                                                ------------------------  ------------------------
                                                                   1995         1994         1995         1994
                                                                -----------  -----------  -----------  -----------
Borrowing under bank credit facility (A)......................  $   156,178  $   121,178  $   155,581  $   120,370
12 3/4% Senior Subordinated Notes Due 2002 (B)................      100,000      100,000       95,165       94,732
                                                                -----------  -----------  -----------  -----------
                                                                $   256,178  $   221,178  $   250,746  $   215,102
                                                                -----------  -----------  -----------  -----------
                                                                -----------  -----------  -----------  -----------

(A) On August 12, 1994, the syndicated credit facility was amended and restated to include a $50 million revolving credit facility and various other modifications. On April 28, 1995, the Company utilized $36 million of the revolving credit facility in the acquisition of Lamar Financial Group, Inc. (See Note 2). On December 28, 1995, the Company utilized the remaining $14 million of the facility. According to the amended agreement, the $50 million outstanding principal will convert to a term loan effective January 1, 1997, payable in quarterly installments through September 30, 1999. The outstanding principal under the existing term loan is payable in quarterly installments through September 30, 1999. Both the outstanding term loan principal and outstanding revolving loan principal may be designated as a "base rate loan", a "eurodollar loan", or a combination of both at the Company's option on a periodic basis.

    Any principal portion designated as a base rate loan bears interest at a rate per annum equal to the higher of (a) the Federal Funds Rate for such day plus 1/2 of 1%, or (b) the Prime rate for such day . Any principal portion designated as a eurodollar loan bears interest at a rate per annum based upon the one, two, three, or six month LIBOR rate, plus a 1.0% margin. At December 31, 1995, the entire outstanding term loan principal amount of $106.2 million was designated by the Company as a eurodollar loan, bearing interest based upon the six month LIBOR rate of 6.75%. The outstanding revolving loan principal amount of $50 million was also designated by the Company as a eurodollar loan. Of the outstanding revolving loan principal, $36.0 million bears interest based on the six month LIBOR rate of 6.88%, and $14.0 million bears interest based upon the three month LIBOR rate of 6.69%. The loan agreement under the bank credit facility contains covenants, the most restrictive of which limits payments by the Company for dividends to 3% of net worth as defined in the agreement.

(B) On July 30, 1992, Life Partners completed a public offering of $100 million of unsecured senior subordinated notes. The notes bear interest at the rate of 12 3/4% (payable semi-annually on January 15 and July 15), and the principal of the notes is payable in a single installment at maturity on July 15, 2002. The notes are redeemable at Life Partners' option at any time after July 15, 1997, and there are no sinking fund requirements. The notes may be redeemed by Life Partners on or after July 15, 1997 at redemption prices of 103.643% and 101.831% of the outstanding principal balances in the 12-month periods commencing July 15, 1997 and 1998, respectively, or at 100% thereafter. Of the total principal amount outstanding, $4.9 million was held by a direct subsidiary of Life Partners at December 31, 1995 and 1994.

                           LIFE PARTNERS GROUP, INC.
           CONDENSED FINANCIAL INFORMATION OF REGISTRANT (CONTINUED)

1.  NOTES PAYABLE (CONTINUED)
    The following summary sets forth the principal balance of maturities of notes payable during each of the next five years (in thousands):

1996....................................................     15,000
1997....................................................     38,182
1998....................................................     48,182
1999....................................................     54,814
2000 and thereafter.....................................    100,000
                                                          ---------
                                                           $256,178
                                                          ---------
                                                          ---------

    The components of interest expense are as follows (in thousands):

                                                                           YEAR ENDED DECEMBER 31,
                                                                       -------------------------------
                                                                         1995       1994       1993
                                                                       ---------  ---------  ---------
Notes Payable........................................................  $  23,871  $  21,372  $  23,744
Indebtedness to related party........................................                            2,396
                                                                       ---------  ---------  ---------
    Total............................................................  $  23,871  $  21,372  $  26,140
                                                                       ---------  ---------  ---------
                                                                       ---------  ---------  ---------

    To the extent that loans were payable to GE Capital, which owned approximately 40% of the outstanding common stock of Life Partners at January 1, 1993, under the Senior Loan Agreement, they were classified as "Indebtedness to related party." To the extent that loans are payable to unaffiliated third parties, they are classified as "Notes payable."

    The interest and principal payment terms of surplus debentures payable by Wabash to Life Partners are structured, subject to certain surplus restrictions, to provide sufficient cash to meet all payment terms on these loan agreements.

2.  EXTRAORDINARY LOSS
    In 1993, the Company realized extraordinary losses in the aggregate of $6.1 million resulting from the extinguishment of debt. The extraordinary losses are reflected net of the estimated tax effect of $2.1 million.

    An extraordinary loss in the amount of $3.9 million was realized by the Company in 1994 due to the amendment and restatement of the borrowings under the bank credit facility, and is reflected net of $1.4 million in estimated taxes.

3.  SUBSEQUENT EVENT
    On March 11, 1996, Life Partners and Conseco, Inc. ("Conseco") jointly entered into a definitive merger agreement providing for all shareholders of the Company to receive Conseco stock for each of their shares through a share exchange based upon a value of $21.00 per share for Life Partners stockholders. The total value of the transaction would be approximately $840 million, including $600 million to purchase Life Partner's outstanding common stock and $240 million of existing debt to be assumed by Conseco. Under the merger agreement, Life Partners would become a wholly owned subsidiary of Conseco. Consummation of the merger is subject to customary terms and conditions, including approval by both the stockholders of Life Partners and Conseco and regulatory authorities. A termination fee of $20 million is payable under certain circumstances by either party if its shareholders do not approve the transaction.

                                                                      SCHEDULE V

                           LIFE PARTNERS GROUP, INC.
                      SUPPLEMENTARY INSURANCE INFORMATION

                    AT DECEMBER 31, 1995, 1994, AND 1993 AND
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
                                 (IN THOUSANDS)

                                                                                                       AMORTIZATION
                                                                                                       OF DEFERRED
                                                                                                          POLICY
                                  DEFERRED                                                             ACQUISITION
                                   POLICY                                                             COSTS, COST OF
                                ACQUISITIONS                                    NET                     INSURANCE
                               COSTS AND COST               PREMIUM INCOME  INVESTMENT                 ACQUIRED AND      OTHER
                                OF INSURANCE   POLICYHOLDER   AND OTHER      AND OTHER   POLICYHOLDER    DEFERRED      OPERATING
LINE OF BUSINESS:                 ACQUIRED     LIABILITIES  CONSIDERATIONS    INCOME      BENEFITS     POLICY FEES     EXPENSES
- -----------------------------  --------------  -----------  --------------  -----------  -----------  --------------  -----------
December 31, 1995:
Individual life..............    $  419,661     $2,808,095    $  247,391     $ 163,652    $ 260,530     $  137,490     $  76,381
Annuity products.............       125,090     1,315,814          8,511        74,903       45,953         11,169        14,110
Accident & Health............                      22,975         24,178         1,199       12,239                        4,293
Corporate....................                                                   40,497
                               --------------  -----------  --------------  -----------  -----------  --------------  -----------
    Total....................    $  544,751     $4,146,884    $  280,080     $ 280,251    $ 318,722     $  148,659(A)  $  94,784
                               --------------  -----------  --------------  -----------  -----------  --------------  -----------
                               --------------  -----------  --------------  -----------  -----------  --------------  -----------
December 31, 1994:
Individual life..............    $  420,430     $2,148,441    $  207,284     $ 124,847    $ 177,179     $   46,387     $  43,740
Annuity products.............        90,979       956,787          5,095        64,620       66,279           (163)        8,204
Accident & Health............                      17,934          5,512           985        4,265                          765
Corporate....................                                                   39,552
                               --------------  -----------  --------------  -----------  -----------  --------------  -----------
    Total....................    $  511,409     $3,123,162    $  217,891     $ 230,004    $ 247,723     $   46,224(B)  $  52,709
                               --------------  -----------  --------------  -----------  -----------  --------------  -----------
                               --------------  -----------  --------------  -----------  -----------  --------------  -----------
December 31, 1993:
Individual life..............    $  379,750     $2,074,046    $  202,264     $ 127,396    $ 194,370     $   51,207     $  44,368
Annuity products.............        80,762       901,553          2,375        54,254       43,004            813         6,721
Accident & Health............                      17,180          6,125         1,052        4,270                          816
Corporate....................                                                   43,862
                               --------------  -----------  --------------  -----------  -----------  --------------  -----------
    Total....................    $  460,512     $2,992,779    $  210,764     $ 226,564    $ 241,644     $   52,020(C)  $  51,905
                               --------------  -----------  --------------  -----------  -----------  --------------  -----------
                               --------------  -----------  --------------  -----------  -----------  --------------  -----------

- ------------------------------
(A)  Includes $(8,039,000) related to realized gains (losses)

(B)  Includes $12,000 related to realized gains (losses)

(C)  Includes $4,733,000 related to net realized gains (losses)

                                                                     SCHEDULE VI

                           LIFE PARTNERS GROUP, INC.
                                  REINSURANCE

                    AT DECEMBER 31, 1995, 1994, AND 1993 AND
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
                                 (IN THOUSANDS)

                                                                                                      PERCENTAGE
                                                                       ASSUMED FROM                    OF AMOUNT
                                                       CEDED TO OTHER      OTHER                      ASSUMED TO
                                        GROSS AMOUNT     COMPANIES       COMPANIES      NET AMOUNT        NET
                                       --------------  --------------  -------------  --------------  -----------
Year Ended December 31, 1995
Life Insurance in-force..............  $   55,503,440  $   16,373,681  $   3,159,717  $   42,289,476           7%
                                       --------------  --------------  -------------  --------------
                                       --------------  --------------  -------------  --------------
Premium income and other
 considerations:
  Interest Sensitive Product
   Charges...........................  $      267,127  $       29,564  $       2,162  $      239,725           1%
  Traditional Premiums...............          50,672          40,416          5,921          16,177          37%
  Accident and Health Premiums.......          54,165          71,378         41,391          24,178         171%
                                       --------------  --------------  -------------  --------------
    Total............................  $      371,964  $      141,358  $      49,474  $      280,080          18%
                                       --------------  --------------  -------------  --------------
                                       --------------  --------------  -------------  --------------
Year Ended December 31, 1994
Life Insurance in-force..............  $   42,416,626  $   11,008,310  $   2,646,234  $   34,054,550           8%
                                       --------------  --------------  -------------  --------------
                                       --------------  --------------  -------------  --------------
Premium income and other
 considerations:
  Interest Sensitive Product
   Charges...........................  $      210,024  $       22,275  $       2,238  $      189,987           1%
  Traditional Premiums...............          45,838          28,109          4,663          22,392          21%
  Accident and Health Premiums.......           5,757             616            371           5,512           7%
                                       --------------  --------------  -------------  --------------
    Total............................  $      261,619  $       51,000  $       7,272  $      217,891           3%
                                       --------------  --------------  -------------  --------------
                                       --------------  --------------  -------------  --------------
Year Ended December 31, 1993
Life Insurance in-force..............  $   37,909,250  $    9,666,874  $   2,421,320  $   30,663,696           8%
                                       --------------  --------------  -------------  --------------
                                       --------------  --------------  -------------  --------------
Premium income and other
 considerations:
  Interest Sensitive Product
   Charges...........................  $      191,719  $       15,861  $       1,674  $      177,532           1%
  Traditional Premiums...............          48,851          27,551          5,807          27,107          21%
  Accident and Health Premiums.......           6,097             397            425           6,125           7%
                                       --------------  --------------  -------------  --------------
    Total............................  $      246,667  $       43,809  $       7,906  $      210,764           4%
                                       --------------  --------------  -------------  --------------
                                       --------------  --------------  -------------  --------------