Form 10-Q
period 1996-03-31
LIFE PARTNERS GROUP INC
filed 1996-05-15
CIK 886941

                                      FORM 10-Q
                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549




             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

          For the Quarterly Period Ended            March 31, 1996
                                         --------------------------------
                                          OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                 to
                                        -------------   ------------------
         For Quarter Ended   March 31, 1996    Commission File Number 1-11195
                             --------------                           -------


                             LIFE PARTNERS GROUP, INC.
      --------------------------------------------------------------------
                (Exact name of Registrant as specified in its charter)

                     Delaware                          #75-2301836
       -------------------------------    -------------------------------
              (State or other jurisdiction of           (I.R.S. Employer
              incorporation or organization)          Identification No.)

             7887 East Belleview Avenue
                    Englewood, Colorado                             80111
       ----------------------------------------                ----------
          (Address of principal executive offices)                (Zip Code)

          (Registrant's telephone number, including area code)  303-779-1111
                                                                ------------
                                   Not applicable
      --------------------------------------------------------------------
                 (Former name, former address and former fiscal year,
                            if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports as required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Registrant was required to file such reports) and (2) has been subject to the filing requirements for at least the past 90 days: Yes [X] No [ ]

As of May 6, 1996, Life Partners Group, Inc. had 27,924,785 shares of its Class A Common Stock outstanding.

The Exhibit Index to this report is located on page 17 of 18.

                              LIFE PARTNERS GROUP, INC.
                                      FORM 10-Q

                                        INDEX

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements                                          Page
                                                                       ----

         Consolidated Balance Sheets at March 31, 1996
         and December 31, 1995........................................   2

         Consolidated Statements of Operations for the three
         months ended March 31, 1996 and March 31, 1995...............   3

         Consolidated Statements of Stockholders' Equity for
         the periods ended March 31, 1996 and December 31, 1995.......   4

         Consolidated Statements of Cash Flows for the three months
         ended March 31, 1996 and March 31, 1995......................   5

         Notes to Consolidated Financial Statements...................   6

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations................  13

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings...........................................   17

Item 6.  Exhibits and Reports on Form 8-K............................   17

         Signature Page...............................................  18

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                              LIFE PARTNERS GROUP, INC.
                             CONSOLIDATED BALANCE SHEETS
                         (In thousands, except share amounts)


                                                                            March 31,          December 31,
                                                                              1996               1995
                                                                           -----------         ------------
                                                                           (Unaudited)

                         ASSETS
Investments:
  Fixed maturities:
    Held-to-maturity, at amortized cost. . . . . . . . . . . . . . .     $   676,404         $   678,826
    Available-for-sale, at fair value. . . . . . . . . . . . . . . .       2,735,729           2,672,365
  Equity securities, at fair value . . . . . . . . . . . . . . . . .          29,021              23,721
  Mortgage loans on real estate, at amortized cost . . . . . . . . .         105,049             110,214
  Investment real estate, at cost, net of accumulated
     depreciation. . . . . . . . . . . . . . . . . . . . . . . . . .           4,871               4,921
  Policy loans . . . . . . . . . . . . . . . . . . . . . . . . . . .         226,809             226,212
  Collateral loans . . . . . . . . . . . . . . . . . . . . . . . . .           5,090               4,373
  Cash and short-term investments. . . . . . . . . . . . . . . . . .          90,700             197,684
  Other invested assets. . . . . . . . . . . . . . . . . . . . . . .          59,912              59,593
                                                                         -----------         -----------
    Total  investments . . . . . . . . . . . . . . . . . . . . . . .       3,933,585           3,977,909
Notes and accounts receivable and uncollected premiums . . . . . . .          32,436              29,303
Receivable from reinsurers . . . . . . . . . . . . . . . . . . . . .         282,110             244,828
Accrued investment income. . . . . . . . . . . . . . . . . . . . . .          55,452              54,785
Deferred policy acquisition costs, net . . . . . . . . . . . . . . .         256,482             238,736
Cost of insurance acquired . . . . . . . . . . . . . . . . . . . . .         300,826             306,015
Goodwill, net of accumulated amortization. . . . . . . . . . . . . .          99,753             100,470
Other assets . . . . . . . . . . . . . . . . . . . . . . . . . . . .          27,439              28,819
                                                                         -----------         -----------
   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $ 4,988,083         $ 4,980,865
                                                                         -----------         -----------
                                                                         -----------         -----------

          LIABILITIES AND STOCKHOLDERS' EQUITY

Future policy benefits and claims. . . . . . . . . . . . . . . . . .         742,152             708,226
Dividends, endowments and other policyholder funds . . . . . . . . .          87,403              86,162
Policyholder account balances. . . . . . . . . . . . . . . . . . . .       3,298,101           3,271,906
Deferred policy fees . . . . . . . . . . . . . . . . . . . . . . . .          84,045              80,590
Investment borrowings. . . . . . . . . . . . . . . . . . . . . . . .          72,481              73,585
Notes payable:
  Due within one year. . . . . . . . . . . . . . . . . . . . . . . .          20,795              15,000
  Due after one year . . . . . . . . . . . . . . . . . . . . . . . .         221,708             231,083
Federal income taxes payable:
  Current. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          18,030              13,444
  Deferred . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           4,344              25,812
Other liabilities. . . . . . . . . . . . . . . . . . . . . . . . . .          65,847              74,548
                                                                         -----------         -----------
                                                                           4,614,906           4,580,356
                                                                         -----------         -----------

Commitments and contingencies

Stockholders' equity:
Common stock, $.001 par value; 50,000,000
  shares authorized; 27,921,585  and 27,911,851 shares
  issued and outstanding at March 31, 1996 and
  December 31, 1995, respectively. . . . . . . . . . . . . . . . . .              28                  28
Additional paid-in capital . . . . . . . . . . . . . . . . . . . . .         287,895             287,863
Net unrealized investment gains  . . . . . . . . . . . . . . . . . .          20,363              58,269
Retained earnings. . . . . . . . . . . . . . . . . . . . . . . . . .          64,891              54,349
                                                                         -----------         -----------
                                                                             373,177             400,509
                                                                         -----------         -----------
                                                                         $ 4,988,083         $ 4,980,865
                                                                         -----------         -----------
                                                                         -----------         -----------



The accompanying notes are an integral part of the consolidated financial statements.

                              LIFE PARTNERS GROUP, INC.
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                  (In thousands, except share and per share amounts)
                                     (Unaudited)


                                                                               Three Months Ended
                                                                                     March 31,
                                                                          --------------------------------
                                                                             1996                 1995
                                                                         ------------        ------------
Revenues:
  Universal life and investment product charges. . . . . . . . . . .     $    69,682         $    53,319
  Universal life charges ceded to client companies . . . . . . . . .          (7,488)             (7,104)
  Universal life and investment product surrender
    charges, net . . . . . . . . . . . . . . . . . . . . . . . . . .           4,041               3,262
  Traditional life and annuity premiums. . . . . . . . . . . . . . .          13,983              12,841
  Traditional reinsurance premiums . . . . . . . . . . . . . . . . .         (10,681)             (7,933)
  Accident and health insurance premiums, net. . . . . . . . . . . .           7,828               1,395
                                                                         ------------        ------------
    Total premium income and other considerations. . . . . . . . . .          77,365              55,780
  Net investment income. . . . . . . . . . . . . . . . . . . . . . .          73,560              61,016
  Net realized gains . . . . . . . . . . . . . . . . . . . . . . . .           1,888               2,561
  Other income . . . . . . . . . . . . . . . . . . . . . . . . . . .           1,190                 907
                                                                         ------------        ------------
    Total revenues . . . . . . . . . . . . . . . . . . . . . . . . .         154,003             120,264
                                                                         ------------        ------------

Benefits and expenses:
  Policyholder benefits. . . . . . . . . . . . . . . . . . . . . . .          34,580              31,620
  Interest credited to policyholders . . . . . . . . . . . . . . . .          43,952              32,922
  Amortization of deferred policy acquisition costs,
    costs of insurance acquired, and deferred policy fees. . . . . .          30,043              12,082
  Other operating expenses . . . . . . . . . . . . . . . . . . . . .          20,911              26,750
  Amortization of goodwill . . . . . . . . . . . . . . . . . . . . .             717                 597
  Interest expense . . . . . . . . . . . . . . . . . . . . . . . . .           5,973               5,377
                                                                         ------------        ------------
    Total expenses . . . . . . . . . . . . . . . . . . . . . . . . .         136,176             109,348
                                                                         ------------        ------------

Earnings before income taxes . . . . . . . . . . . . . . . . . . . .          17,827              10,916
  Federal income tax expense . . . . . . . . . . . . . . . . . . . .           6,448               4,017
                                                                         ------------        ------------

Net earnings applicable to common stock. . . . . . . . . . . . . . .     $    11,379         $      6,899
                                                                         ------------        ------------
                                                                         ------------        ------------

Weighted average common shares and common
  equivalent shares outstanding. . . . . . . . . . . . . . . . . . .      28,435,125          26,125,969
                                                                         ------------        ------------
                                                                         ------------        ------------
Net earnings per  common share and common
  equivalent share outstanding . . . . . . . . . . . . . . . . . . .     $      0.40         $      0.26
                                                                         ------------        ------------
                                                                         ------------        ------------




The accompanying notes are an integral part of the consolidated financial statements.

                              LIFE PARTNERS GROUP, INC.
                   CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                    (In thousands)
                                     (Unaudited)


                                                                                  Net
                                                                 Additional    Unrealized                      Total
                                                       Common     Paid-In      Investment       Retained    Stockholders'
                                                       Stock      Capital     Gains(Losses)     Earnings       Equity
                                                       ------    ----------   -------------    ----------   -------------
Balance at January 1, 1995 . . . . . . . . . .        $  26     $245,652       $ (22,783)     $  70,751     $293,646

Common Stock issued for cash, net of
  related offering costs . . . . . . . . . . .                     1,942                                       1,942
Common Stock issued in acquisition of
  subsidiaries . . . . . . . . . . . . . . . .            2       39,457                                      39,459
Cash dividends paid on Common Stock. . . . . .                                                   (3,018)      (3,018)
Compensation for management options. . . . . .                       812                                         812
Change in unrealized gains (losses), net . . .                                    81,052                      81,052
Net earnings (loss). . . . . . . . . . . . . .                                                  (13,384)     (13,384)
                                                      ------    ----------   -------------    ----------   -------------

Balance at December 31, 1995 . . . . . . . . .           28      287,863          58,269         54,349      400,509

Common Stock issued for cash . . . . . . . . .                        32                                          32
Cash dividends paid on Common Stock. . . . . .                                                     (837)        (837)
Change in unrealized gains (losses), net . . .                                   (37,906)                    (37,906)
Net earnings . . . . . . . . . . . . . . . . .                                                   11,379       11,379
                                                      ------    ----------   -------------    ----------   -------------

Balance at March 31, 1996. . . . . . . . . . .        $  28     $287,895        $ 20,363      $  64,891     $373,177
                                                      ------    ----------   -------------    ----------   -------------
                                                      ------    ----------   -------------    ----------   -------------


The accompanying notes are an integral part of the consolidated financial statements.

                              LIFE PARTNERS GROUP, INC.
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (In Thousands)
                                     (Unaudited)


                                                                               Three Months Ended
                                                                                     March 31,
                                                                          --------------------------------
                                                                             1996                 1995
                                                                          ------------        ------------
Cash flows from operating activities:
  Net earnings . . . . . . . . . . . . . . . . . . . . . . . . . . .       $  11,379           $   6,899
  Adjustments to reconcile net earnings to net cash used by
  operating activities:
    Realized gains . . . . . . . . . . . . . . . . . . . . . . . . . .        (1,888)             (2,561)
    Adjustments relating to universal life and annuity products:
      Interest credited to account balances. . . . . . . . . . . . . .        41,146              26,756
      Charges for mortality and administration . . . . . . . . . . . .       (62,194)            (46,215)
    Depreciation and amortization. . . . . . . . . . . . . . . . . . .         1,635               1,229
    Decrease in future policy benefits . . . . . . . . . . . . . . . .        (4,460)             (6,631)
    Increase in reserve liability on modified coinsurance agreements .         5,120               3,004
    Increase in deferred policy acquisition costs. . . . . . . . . . .        (6,826)            (11,315)
    Amortization of cost of insurance acquired, net. . . . . . . . . .        11,245               6,384
    Amortization of deferred policy fees . . . . . . . . . . . . . . .        (4,218)             (1,851)
    Increase (decrease) in currently payable taxes . . . . . . . . . .         4,586              (5,744)
    Deferred tax expense (benefit) . . . . . . . . . . . . . . . . . .        (1,059)              2,559
    (Decrease) increase in policy liabilities, other policyholder
      funds, and other liabilities . . . . . . . . . . . . . . . . . .       (10,054)             11,925
    Increase in notes and accounts receivable and accrued
      investment income. . . . . . . . . . . . . . . . . . . . . . . .        (3,800)             (1,037)
    Amortization of bond and mortgage loan discount and premium, net .           (67)                162
    Other, net . . . . . . . . . . . . . . . . . . . . . . . . . . . .         1,452               3,092
                                                                           ----------          ----------
    Net cash used by operating activities. . . . . . . . . . . . . . .         (18,003)            (13,344)
                                                                           ----------          ----------

Cash flows from investing activities:
  Sales of fixed maturities:
    Available-for-sale . . . . . . . . . . . . . . . . . . . . . . .          44,675              73,535
    Held-to-maturity . . . . . . . . . . . . . . . . . . . . . . . .                               9,826
  Maturities of fixed maturities:
    Available-for-sale . . . . . . . . . . . . . . . . . . . . . . .          41,002              12,187
    Held-to-maturity . . . . . . . . . . . . . . . . . . . . . . . .           7,029               8,298
  Sales of other long-term invested assets . . . . . . . . . . . . .          13,583               9,838
  (Increase) decrease in policy loans, net . . . . . . . . . . . . .            (597)                517
  Purchases of fixed maturities. . . . . . . . . . . . . . . . . . .        (229,882)            (98,868)
  Purchases of other long-term invested assets . . . . . . . . . . .         (10,397)             (6,979)
                                                                           ----------          ----------
    Net cash provided (used) by investing activities . . . . . . . .        (134,587)              8,354
                                                                           ----------          ----------

Cash flows from financing activities:
  Policyholder contract deposits . . . . . . . . . . . . . . . . . .         123,569              94,589
  Policyholder contract withdrawals. . . . . . . . . . . . . . . . .         (72,304)            (56,945)
  Proceeds from issuance of common stock . . . . . . . . . . . . . .              32               1,263
  Change in principal of investment borrowings . . . . . . . . . . .          (1,104)                517
  Principal repayments on notes payable. . . . . . . . . . . . . . .          (3,750)             (3,750)
  Cash dividends paid on common stock. . . . . . . . . . . . . . . .            (837)               (513)
                                                                           ----------          ----------
    Net cash provided by financing activities. . . . . . . . . . . .          45,606              35,161
                                                                           ----------          ----------

Net (decrease) increase in cash and short-term investments . . . . .        (106,984)             30,171
Cash and short-term investments at beginning of period . . . . . . .         197,684              41,715
                                                                           ----------          ----------

Cash and short-term investments at end of period . . . . . . . . . .       $  90,700           $  71,886
                                                                           ----------          ----------
                                                                           ----------          ----------




The accompanying notes are an integral part of the consolidated financial statements.

                              LIFE PARTNERS GROUP, INC.
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     (Unaudited)

The following notes to the unaudited consolidated financial statements should be read in conjunction with the notes to consolidated financial statements contained in the 1995 Form 10-K of Life Partners Group, Inc. ("Life Partners"). Life Partners and its consolidated subsidiaries are collectively referred to as the "Company."

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    The unaudited consolidated financial statements as of March 31, 1996, and for the quarters ended March 31, 1996 and 1995, reflect all adjustments, consisting solely of normal recurring items, which are necessary for a fair presentation of financial position, results of operations and cash flows on a basis consistent with that of the prior audited consolidated financial statements.

    The Company has reclassified certain prior period information to conform to the 1996 presentation.

2.  ACQUISITIONS AND PENDING MERGER

    On April 28, 1995, Life Partners Group, Inc. acquired Lamar Financial Group, Inc. ("Lamar"), together with all its subsidiaries, including Lamar Life Insurance Company of Jackson, Mississippi for a purchase price of $77 million. The acquisition was accounted for using the purchase method, and the results of operations of Lamar were included in the consolidated statement of operations from the date of acquisition.

    The following unaudited pro forma information presents the consolidated results of operations of the Company and Lamar as if the acquisitions had been effective at the beginning of the period presented, after giving effect to adjustments to reflect the acquisition and the financing related thereto.


                                                   Pro Forma
                                                  Three Months
                                                     Ended
                                                 March 31, 1995
                                                 --------------
                                                 (In thousands,
                                                except share data)

    Revenues . . . . . . . . . . . . . . . .       $142,461

    Earnings before income taxes . . . . . .         12,652

    Net  earnings. . . . . . . . . . . . . .          7,994

    Net earnings per share . . . . . . . . .       $   0.28

    Weighted average common shares and common
      equivalent shares outstanding. . . . .     28,136,614

    The above unaudited pro forma information was intended for informational purposes only.

    On March 11, 1996, the Company and Conseco, Inc. ("Conseco") jointly entered into a definitive merger agreement providing for all shareholders of the Company to receive Conseco stock for each of their shares through a share exchange based upon a value of $21.00 per share for Life Partners stockholders. The total value of the transaction would be approximately $840 million, including $600 million to purchase the Company's outstanding common stock and $240 million of existing debt to be assumed by Conseco. Under the merger agreement, Life Partners would become a wholly-owned subsidiary of Conseco. Consummation of the merger is subject to customary terms and conditions, including approval by both the stockholders of the Company and Conseco and regulatory authorities.

                              LIFE PARTNERS GROUP, INC.
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     (Unaudited)

3.   CHANGES IN STOCKHOLDERS' EQUITY

     During the three months ended March 31, 1996, 9,734 option shares previously granted under the Company's incentive stock option plan were
     exercised and  3,200 options  were  forfeited.    Also during 1996, the
     Stock Option Committee of the Life Partners Board of Directors granted additional options to purchase 157,400 shares of common stock reserved under the Company's stock option plan to certain key employees and executive officers of the Company. The options are exercisable at prices ranging from $13.50 to $13.75 per share, vest equally over three or five
     year periods, and expire in 2006.   In addition, on February 14, 1996, the
     Company repriced certain common stock options to reflect the market value of the Company's common stock on the date of repricing. Such repricing reduced the exercise price of certain previously granted shares to $13.50 per share from previous prices ranging from $16.75 to $20.25. In exchange for the reduction in exercise price, the number of stock options previously granted were reduced by a ratio of the new exercise price divided by the original exercise price. A total of 856,800 previously granted option shares were subject to the repricing, which correspondingly reduced the total number of option shares outstanding by 237,673. At March 31, 1996, 1,029,888 options were unexercised and outstanding.

     In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION ("SFAS 123"). SFAS 123 establishes fair value based accounting and reporting standards for all transactions in which a company acquires goods or services by issuing equity securities, including stock-based compensation plans. Under SFAS 123, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. The fair value of stock options is determined using an option-pricing model. This statement encourages, but does not require, companies to adopt the fair value based method of accounting to recognize compensation expense for employee stock compensation plans. However, it does require a company to comply with the disclosure requirements set forth in the statement. The Company continues to utilize the accounting in Accounting Principles Board Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and beginning with year end 1996, and thereafter, expects to make pro forma disclosures of net income as if the fair value based method of accounting defined in SFAS 123 had been applied.

4.   NOTES PAYABLE

     Notes payable at March 31, 1996 and December 31, 1995 are summarized as follows (in thousands):


                                                         Amount Outstanding
                                       Amount            Net of Unamortized
                                     Outstanding           Issuance Costs
                                ---------------------   --------------------
                                03/31/96     12/31/95   03/31/96    12/31/95
                                --------     --------   --------    --------
Borrowings under Bank Credit
  Facility . . . . . . . . . .  $152,428    $156,178    $151,888    $155,581
12-3/4% Senior Subordinated
  Notes Due 2002                  95,100      95,100      90,615      90,502
                                --------    --------    --------    --------
                                $247,528    $251,278    $242,503    $246,083
                                --------    --------    --------    --------
                                --------    --------    --------    --------

                              LIFE PARTNERS GROUP, INC.
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     (Unaudited)

4.   NOTES PAYABLE (Continued)
     Wabash has certain surplus debentures outstanding to Life Partners. Payments made by Wabash on these surplus debentures are used by Life Partners to pay principal and interest on Life Partners' notes payable. Accordingly, the principal and interest payment terms of the surplus debentures are structured, subject to certain surplus restrictions, to provide essentially all cash required to meet Life Partners' obligations under the bank credit facility and the senior subordinated notes.

5.   INVESTMENTS

     Investment income by type of investment was as follows (in thousands):

                                                           Three Months Ended
                                                                March 31,
                                                          --------------------
                                                            1996         1995
                                                          -------      -------

Gross investment income:
   Fixed maturities. . . . . . . . . . . . . . . . .      $65,288      $54,032
   Short-term investments. . . . . . . . . . . . . .        1,762        3,027
   Policy loans. . . . . . . . . . . . . . . . . . .        3,658        3,368
   Other invested assets . . . . . . . . . . . . . .        1,930        1,606
   Mortgage loans. . . . . . . . . . . . . . . . . .        2,537          708
   Equity securities . . . . . . . . . . . . . . . .          333          322
   Collateral loans. . . . . . . . . . . . . . . . .           53           26
   Investment real estate. . . . . . . . . . . . . .          265           87
                                                          -------      -------
   Gross investment income . . . . . . . . . . . . .       75,826       63,176

Less:
   Investment expenses . . . . . . . . . . . . . . .        1,198        1,204

Interest expense on investment borrowings. . . . . .        1,068          956
                                                          -------      -------
   Net investment income . . . . . . . . . . . . . .      $73,560      $61,016
                                                          -------      -------
                                                          -------      -------

Following is an analysis of net realized gains on investments (in thousands):

                                                           Three Months Ended
                                                                March 31,
                                                          --------------------
                                                            1996         1995
                                                          -------      -------

Fixed maturities . . . . . . . . . . . . . . . . . .         $448         $517
Equity Securities. . . . . . . . . . . . . . . . . .                     1,874
Other. . . . . . . . . . . . . . . . . . . . . . . .        1,440          170
                                                          -------      -------
                                                           $1,888       $2,561
                                                          -------      -------
                                                          -------      -------

                              LIFE PARTNERS GROUP, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                     (Unaudited)

5.   INVESTMENTS (Continued)

     The cost and estimated fair values of equity securities are as follows (in thousands):


                                                                              GROSS        GROSS
                                                                            UNREALIZED   UNREALIZED   ESTIMATED
     MARCH 31, 1996:                                             COST         GAINS        LOSSES    FAIR VALUE
     ---------------                                           -------      ----------   ----------  ----------
     Preferred stock . . . . . . . . . . . . . . . . . . . .   $18,984       $1,516         $128      $20,372
     Common stock. . . . . . . . . . . . . . . . . . . . . .     4,329        4,497          177        8,649
                                                               -------       ------         ----      -------
       Totals. . . . . . . . . . . . . . . . . . . . . . . .   $23,313       $6,013         $305      $29,021
                                                               -------       ------         ----      -------
                                                               -------       ------         ----      -------
     DECEMBER 31, 1995:
     ------------------
     Preferred stock . . . . . . . . . . . . . . . . . . . .   $18,984       $1,123         $502      $19,605
     Common stock. . . . . . . . . . . . . . . . . . . . . .     1,945        2,271          100        4,116
                                                               -------       ------         ----      -------
       Totals. . . . . . . . . . . . . . . . . . . . . . . .   $20,929       $3,394         $602      $23,721
                                                               -------       ------         ----      -------
                                                               -------       ------         ----      -------

     The amortized cost and estimated fair values of debt securities classified as fixed maturity investments held-to-maturity are as follows (in thousands):


                                                                              GROSS        GROSS
                                                               AMORTIZED    UNREALIZED   UNREALIZED   ESTIMATED
     MARCH 31, 1996:                                             COST         GAINS        LOSSES    FAIR VALUE
     ---------------                                           ---------    ----------   ----------  ----------
     United States treasury securities and obligations of
       United States government corporations and
       agencies. . . . . . . . . . . . . . . . . . . . . . .    $1,954          $40                    $1,994
     Obligations of states and political subdivisions. . . .     2,391          251                     2,642
     Debt securities issued by foreign governments . . . . .    16,264           82         $324       16,022
     Corporate securities. . . . . . . . . . . . . . . . . .   527,894       20,675        8,927      539,642
     Mortgage-backed securities. . . . . . . . . . . . . . .    73,445        2,601           83       75,963
     Other  debt securities. . . . . . . . . . . . . . . . .    54,456        2,879          658       56,677
                                                              --------      -------       ------     --------
       Totals. . . . . . . . . . . . . . . . . . . . . . . .  $676,404      $26,528       $9,992     $692,940
                                                              --------      -------       ------     --------
                                                              --------      -------       ------     --------

                                                                              GROSS        GROSS
                                                               AMORTIZED    UNREALIZED   UNREALIZED   ESTIMATED
     DECEMBER 31, 1995:                                          COST         GAINS        LOSSES    FAIR VALUE
     ------------------                                        ---------    ----------   ----------  ----------
     United States treasury securities and obligations
       of United States government corporations and
       agencies. . . . . . . . . . . . . . . . . . . . . . .    $2,024          $44                    $2,068
     Obligations of states and political subdivisions. . . .     2,420          307                     2,727
     Debt securities issued by foreign governments . . . . .    16,272        1,014                    17,286
     Corporate securities. . . . . . . . . . . . . . . . . .   533,110       36,273       $4,280      565,103
     Mortgage-backed securities. . . . . . . . . . . . . . .    74,470        4,959          107       79,322
     Other  debt securities. . . . . . . . . . . . . . . . .    50,530        4,641          301       54,870
                                                              --------      -------       ------     --------
       Totals. . . . . . . . . . . . . . . . . . . . . . . .  $678,826      $47,238       $4,688     $721,376
                                                              --------      -------       ------     --------
                                                              --------      -------       ------     --------



                              LIFE PARTNERS GROUP, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                     (Unaudited)

5.  INVESTMENTS (Continued)

    The amortized cost and estimated fair values of debt securities classified as investments available-for-sale are as follows (in thousands):



                                                                            GROSS       GROSS
                                                              AMORTIZED   UNREALIZED  UNREALIZED    ESTIMATED
    MARCH 31, 1996:                                            COST        GAINS       LOSSES     FAIR VALUE
     ---------------                                          ---------   ----------  ----------   ----------
     United States treasury securities and obligations
       of United States government corporations and
       agencies. . . . . . . . . . . . . . . . . . . . . . .   $94,199       $2,154       $554        $95,799
     Obligations of states and political subdivisions. . . .     8,448          205         84          8,569
     Debt securities issued by foreign governments . . . . .    18,435           46        809         17,672
     Corporate securities. . . . . . . . . . . . . . . . . . 1,162,437       27,955     19,861      1,170,531
     Mortgage-backed securities. . . . . . . . . . . . . . . 1,168,604       29,615      7,085      1,191,134
     Other  debt securities. . . . . . . . . . . . . . . . .   249,464        6,741      4,181        252,024
                                                            ----------      -------    -------     ----------
       Totals. . . . . . . . . . . . . . . . . . . . . . . .$2,701,587      $66,716    $32,574     $2,735,729
                                                            ----------      -------    -------     ----------
                                                            ----------      -------    -------     ----------

                                                                            GROSS        GROSS
                                                              AMORTIZED   UNREALIZED   UNREALIZED   ESTIMATED
     DECEMBER 31, 1995:                                         COST        GAINS        LOSSES    FAIR VALUE
     ------------------                                       ---------   ----------   ----------  ----------
     United States treasury securities and obligations
       of United States government corporations and
       agencies. . . . . . . . . . . . . . . . . . . . . . .   $93,368       $4,620       $110        $97,878
     Obligations of states and political subdivisions. . . .     8,443          273                     8,716
     Debt securities issued by foreign governments . . . . .    18,440          673         66         19,047
     Corporate securities. . . . . . . . . . . . . . . . . . 1,044,051       52,822     11,965      1,084,908
     Mortgage-backed securities. . . . . . . . . . . . . . . 1,147,848       52,606      1,345      1,199,109
     Other  debt securities. . . . . . . . . . . . . . . . .   249,325       14,584      1,202        262,707
                                                            ----------     --------    -------     ----------
       Totals. . . . . . . . . . . . . . . . . . . . . . . .$2,561,475     $125,578    $14,688     $2,672,365
                                                            ----------     --------    -------     ----------
                                                            ----------     --------    -------     ----------


6.  REINSURANCE

    Policyholder benefits reflects the reduction of policy and contract claims by amounts recovered from reinsurers of $32.4 million and $8.1 million, including accident and health claims recovered from reinsurers of $20.9 million and $3,000 for the three months ended March 31, 1996 and 1995, respectively. Accident and health premiums are reported net of premiums ceded to reinsurers of $23.9 million and $12,000 for the three months ended March 31, 1996 and 1995, respectively.

7.  COMMITMENTS, LITIGATION AND CONTINGENT LIABILITIES

    The Company, through its subsidiary IPS, leases office facilities in Englewood, Colorado. In July, 1994 the Company renegotiated certain provisions of the master lease agreement. The minimum rental commitment under the revised noncancelable lease is $1.1 million per year through June, 2014 and $2.6 million per year through the lease expiration date in July, 2016.

                              LIFE PARTNERS GROUP, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                     (Unaudited)


7.  COMMITMENTS, LITIGATION AND CONTINGENT LIABILITIES, CONTINUED

    Under an agreement entered into in 1991, Wabash and Life Partners, as guarantor of the obligations of Wabash, have engaged Perot Systems Corporation to provide data processing services to the Company through February 2001. Fees under the servicing agreement are based upon usage, with minimum annual fees of $3.6 million. The agreement is subject to an option available in 1996 whereby Wabash could pay a fee of approximately $4.0 million to terminate the agreement.

    Various lawsuits and claims are pending against the Company. The Company has established a liability of approximately $1 million in its financial statements as of March 31, 1996 and December 31, 1995, for litigation contingencies. While this provision has been established based upon management's judgment as to the probable exposure associated with the disposition of these lawsuits, there can be no assurance that the Company's ultimate liability, if any, in connection with such lawsuits will not exceed the provisions established therefor.

    In connection with the Company's acquisition of certain of its insurance subsidiaries, the seller, I.C.H. Corporation ("I.C.H.") agreed to indemnify the Company relative to various matters pertaining to the Internal Revenue Service ("IRS") examination for periods prior to the acquisition of said insurance subsidiaries. To the extent the IRS examination of preacquisition tax years results in an increase in Philadelphia Life's tax in years subsequent to the examination, I.C.H. has contractually agreed to reimburse the Company for certain disallowed deductions relating to Philadelphia Life. In addition, the Company believes that I.C.H. is liable for damages in post acquisition tax years with respect to Massachusetts General and other insurance subsidiaries resulting from I.C.H.'s failure to satisfy certain contractual covenants in connection with such tax examinations. Philadelphia Life is also a party to an indemnification agreement between Tenneco Inc. ("Tenneco"), I.C.H. and others included in the acquisition agreement pursuant to which I.C.H. acquired Philadelphia Life and other insurance companies from Tenneco, pursuant to which Tenneco agreed to indemnify Philadelphia Life for certain lost deductions.

    On October 10, 1995, I.C.H. filed under Chapter 11 for bankruptcy protection. I.C.H., in publicly released documents, has stated that it has reached a tentative agreement with the IRS whereby I.C.H.'s insurance subsidiaries would be subject to approximately $68 million of federal income tax liability for years in which certain of the Company's insurance subsidiaries were members of the consolidated federal tax group to which such tax liability related. All members of a consolidated group of companies may be, under federal law, jointly and severely liable for tax deficiencies related to such group. The Company has been informed that I.C.H. has made payment to the IRS for the tax liability and interest. I.C.H. has orally advised the Company of an intention to file suit against certain subsidiaries of the Company for contribution of their respective shares of such tax deficiency. Based upon the indemnification provisions and other relevant documents, the Company does not believe that it will be responsible for an allocable share of said taxes.

                              LIFE PARTNERS GROUP, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                     (Unaudited)

8.  FEDERAL INCOME TAXES

    Life Partners and its non-life insurance subsidiaries each file a separate corporate federal income tax return. The life insurance subsidiaries file a consolidated federal income tax return.

    The components of the provision for income taxes on operating earnings are as follows (in thousands):

                                                Three Months Ended
                                                    March 31,
                                               --------------------
                                                1996          1995
                                               -------       ------

    Current tax provision. . . . . . .        $7,507        $1,457
    Deferred tax provision (benefit) .        (1,059)        2,560
                                              -------       ------

    Total income tax provision . . . .        $6,448        $4,017
                                              -------       ------
                                              -------       ------

9.  SUPPLEMENTAL DATA TO CONSOLIDATED STATEMENTS OF CASH FLOWS

Cash payments for interest expense and income taxes were as follows (in thousands):


                                                Three Months Ended
                                                    March 31,
                                               --------------------
                                                1996          1995
                                               -------       ------

    Interest expense . . . . . . . . .        $9,120        $8,596
    Income taxes . . . . . . . . . . .         8,528         7,200

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The discussion that follows should be read in conjunction with the discussion contained in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995.

GENERAL:

On April 28, 1995, Life Partners acquired Lamar Financial Group, Inc., together with all its subsidiaries, including Lamar Life Insurance Company ("Lamar Life") of Jackson, Mississippi, for a purchase price of $77 million. The acquisition added $1.2 billion of assets to Life Partners. The acquisition of Lamar Life provided an additional distribution system in universal life insurance, annuity and group health products, as well as providing for consolidation efficiencies at the Englewood, Colorado main administrative center. The acquisition was accounted for using the purchase method of accounting and the Consolidated Financial Statements include Lamar's assets and liabilities as of December 31, 1995, and its results of operations and cash flows from the date of acquisition only. As such, 1996 amounts and other data may not be comparable to those of prior periods.

On March 11, 1996, the Company and Conseco, Inc. ("Conseco") jointly entered into a definitive merger agreement providing for all shareholders of the Company to receive Conseco stock for each of their shares through a share exchange based upon a value of $21.00 per share for Life Partners stockholders. The total value of the transaction would be approximately $840 million, including $600 million to purchase the Company's outstanding common stock and $240 million of existing debt to be assumed by Conseco. Under the merger agreement, Life Partners would become a wholly owned subsidiary of Conseco. Consummation of the merger is subject to customary terms and conditions, including approval by both the stockholders of the Company and Conseco and regulatory authorities. In relation to this transaction, the Company incurred addtional expenses totaling $0.8 million during the first quarter of 1996.

RESULTS OF OPERATIONS:

The following table sets forth the results of operations of the Company for the quarters ended March 31, 1996 and 1995:


                                                                           Three Months Ended
                                                                                March 31,
                                                                           --------------------
                                                                            1996         1995
                                                                               (in millions)
Revenues:
  Universal life and investment product charges. . . . . . . . .           $69.7          $53.3
Universal life charges ceded to client companies . . . . . . . .            (7.5)          (7.1)
Universal life and investment product surrender charges, net . .             4.1            3.3
Traditional life and annuity premiums. . . . . . . . . . . . . .            14.0           12.8
Traditional reinsurance premiums . . . . . . . . . . . . . . . .           (10.7)          (7.9)
Accident and health insurance premiums, net. . . . . . . . . . .             7.8            1.4
                                                                          -------        -------
  Total  premium income and other considerations . . . . . . . .            77.4           55.8
  Net investment income. . . . . . . . . . . . . . . . . . . . .            73.6           61.0
Net realized gains . . . . . . . . . . . . . . . . . . . . . . .             1.9            2.6
Other income . . . . . . . . . . . . . . . . . . . . . . . . . .             1.1            0.9
                                                                          -------        -------
  Total revenues . . . . . . . . . . . . . . . . . . . . . . . .           154.0          120.3
                                                                          -------        -------
Benefits and expenses:
  Policyholder benefits. . . . . . . . . . . . . . . . . . . . .            34.6           31.6
Interest credited to policyholders . . . . . . . . . . . . . . .            44.0           32.9
Other operating expenses . . . . . . . . . . . . . . . . . . . .            20.9           26.8
Amortization of deferred policy acquisition costs, costs of
  insurance acquired, and deferred policy fees . . . . . . . . .            30.0           12.1
                                                                          -------        -------
Total benefits and expenses. . . . . . . . . . . . . . . . . . .           129.5          103.4
                                                                          -------        -------
Earnings before amortization of goodwill, interest and taxes . .            24.5           16.9
  Amortization of goodwill . . . . . . . . . . . . . . . . . . .             0.7            0.6
Interest expense . . . . . . . . . . . . . . . . . . . . . . . .             6.0            5.4
                                                                          -------        -------
Earnings before income taxes . . . . . . . . . . . . . . . . . .            17.8           10.9
Federal income tax  expense. . . . . . . . . . . . . . . . . . .             6.4            4.0
                                                                          -------        -------
Net earnings applicable to common stock. . . . . . . . . . . . .           $11.4           $6.9
                                                                          -------        -------
                                                                          -------        -------

Operating earnings before income taxes, interest  expense.
  amortization of goodwill, net realized gains and related
  amortization . . . . . . . . . . . . . . . . . . . . . . . . .           $22.8          $13.7
                                                                          -------        -------
                                                                          -------        -------


COMPARISON OF QUARTERS ENDED  MARCH 31, 1996 AND 1995

UNIVERSAL LIFE AND INVESTMENT PRODUCT POLICY CHARGES

Universal life revenues consist of the monthly mortality charges and administrative fees earned by the Company on its in force universal life insurance, excluding net surrender charges on terminating policies. Such revenues increased 30.8 % from $53.3 million in the first quarter of 1995 to $69.7 million in 1996. The increase is due to the continued growth in the universal life in-force block of business. Such in-force increased from $36.9 billion at March 31, 1995, to $47.0 billion at March 31, 1996, which is a result of new life sales and the acquisition of Lamar during 1995. The Company's net annualized premiums on new life sales were $25.3 million in the first quarter of 1995, compared to $24.4 million in the first quarter of 1996. Of the 1996 total, $3.8 million was produced by Lamar.

The Company's sales of its life insurance products will translate into future increases in the Company's universal life revenues inasmuch as the premiums received on most of the Company's insurance products are accounted for as deposit liabilities. With respect to products that are accounted for as deposit liabilities, revenues are recognized over time in the form of investment income on policyholder account balances, surrender charges and mortality and other charges deducted from the policyholders' account balances.

UNIVERSAL LIFE CHARGES CEDED TO CLIENT COMPANIES

Universal life charges ceded to client companies consist of monthly mortality charges and administrative fees which are ceded to entities in the Company's network of agent owned reinsurance companies and affiliated companies. The amount of such charges ceded increased 5.6% from $7.1 million in the 1995 period to $7.5 million in the 1996 period. This growth is the result of added production in existing client companies and the merger of certain stacking companies into existing active client companies during 1995.

UNIVERSAL LIFE AND INVESTMENT PRODUCT SURRENDER CHARGES, NET

Revenues from surrender charges represent fees assessed on terminating policies, net of amounts ceded to client companies. Increases or decreases in surrender charges are based on termination rates and the level of surrender charges implicit in the terminating policies. Surrender charges include $0.3 million of charges on Lamar policies in 1996.

TRADITIONAL LIFE AND ANNUITY PREMIUMS

Premiums on traditional policies increased 9.4% from $12.8 million in the first
quarter of 1995 to $14.0 million in 1996.    This growth relates entirely to the
acquisition of Lamar. Sales growth in this product line has not been a strategic goal of the Company. Rather, the Company's new business strategy emphasizes the sale of universal life products that generally have greater profit margins.

REINSURANCE PREMIUMS CEDED

Reinsurance premiums ceded represent coinsured traditional premiums as well as yearly renewable term reinsurance premiums on traditional and universal life policies for risks in excess of the Company's maximum retention. The Company does not retain the mortality risk for any new policy to the extent the risk exceeds the Company's stated retention, which ranges from $100,000 to $500,000. The reinsurance premiums increased by 35.4% from $7.9 million in the first quarter of 1995 to $10.7 million in 1996, relating primarily to reinsurance premiums on Lamar business, combined with continued growth in life insurance in force.

ACCIDENT AND HEALTH INSURANCE PREMIUMS, NET

Accident and health insurance premiums represent premiums earned over the applicable period on individual and group accident and health policies. Such revenues increased from $1.4 million to $7.8 million, from the 1995 to the 1996 periods. The increase relates entirely to the acquisition of Lamar, which added considerably to the Company's accident and health business. Lamar underwrites the business and cedes a substantial portion of said business to its reinsurers. As such, this business principally represents a servicing fee to the Company.

NET INVESTMENT INCOME

Net investment income increased $12.6 million, or 20.7%, from $61.0 million in the first quarter of 1995 to $73.6 million in 1996. This increase reflected primarily an increase in invested assets relating to the acquisition of Lamar offset somewhat by a decrease in the effective yield on invested assets. Average invested assets, net of investment borrowings and excluding the Statement of Financial Accounting Standards No. 115 mark-to-market adjustment, were $3.0 billion for the three months ended March 31, 1995, compared to $3.9 billion for the three months ended March 31, 1996. Investment income is stated net of interest expense on investment borrowings, which total $1.1 million and $1.0 million during the 1996 and 1995 quarters, respectively.

NET REALIZED GAINS

The Company's net realized gains decreased from $2.6 million in the 1995 quarter to $1.9 million in the 1996 quarter. In accordance with applicable financial reporting rules, the net amortization of deferred policy acquisition costs and deferred policy fees was decreased by approximately $0.7 million during the 1995 quarter and was increased by $0.1 million during the 1996 quarter in conjunction with the recognition of these net gains.

POLICYHOLDER BENEFITS

Total policyholder benefits increased $3.0 million, or 9.5%, from $31.6 million in the 1995 quarter to $34.6 million in the 1996 quarter. Included in this amount are benefits related to Lamar policies totaling $3.6 million during the 1996 quarter. Policyholder benefits consists primarily of mortality and morbidity benefits, traditional annuity benefits, and reserve changes on traditional life products. These benefits can vary from period to period based on mortality experience and will generally increase with growth in the Company's in-force block of insurance business.

INTEREST CREDITED TO POLICYHOLDERS

Interest credited to policyholders includes interest credited to universal life and annuity account balances, and the interest accretion inherent in reserve increases on traditional life insurance policies determined based on standard actuarial valuation rates. Interest credited increased 33.7% from $32.9 million in the 1995 quarter to $44.0 million in the 1996 quarter primarily as a result of increased policyholder account balances acquired with Lamar.

OTHER OPERATING EXPENSES

Other operating expenses consist of general, administrative, and other operating costs. These costs were $26.8 million for the 1995 quarter and $20.9 million for the 1996 quarter. The 1995 amount includes approximately $14.2 million of one-time litigation charges related to the settlement of a class action lawsuit. The 1996 quarter includes approximately $0.8 million in one-time expenses paid or accrued in connection with the pending acquisition of the Company by Conseco. Also in 1996, the Company resolved certain disputes with the Internal Revenue Service resulting from the examination of agent compensation practices in certain of its life insurance subsidiaries. The favorable resolution of these disputes resulted in the release of certain accrued liabilities and the reduction of other operating expenses by $1.8 million in the 1996 quarter.

AMORTIZATION OF DEFERRED POLICY ACQUISITION COSTS AND COSTS OF INSURANCE
ACQUIRED

Amortization of deferred policy acquisition costs and cost of insurance acquired increased between the 1995 and 1996 quarters, from $12.1 million in 1995 to $30.0 million in 1996. Portions of this increase are due to the Company's expanding in-force business and reserve recognition thereto, and due to the acquisition of Lamar, which increased amortization of deferred policy acquisition costs and costs of insurance acquired by $3.4 million in 1996. In addition, the Company revised its assumptions related to expected gross profits on the in-force block of business at December 31, 1995. Such revised assumptions served to shorten the amortization period for the remaining deferred costs and fees.

INTEREST EXPENSE

The Company's interest expense increased by approximately $0.6 million between the 1995 and 1996 periods. The increase is primarily due to a net increase in the outstanding borrowings under the Company's bank credit facility from $116.7 million at March 31, 1995 to $151.9 million at March 31, 1996, which includes an additional $36 million of long-term debt established on April 28, 1995, as a result of the Lamar acquisition and $14 million borrowed in December 1995 to strengthen the surplus position of the insurance subsidiaries. In addition, the Company's bank credit facility borrowing rates (on which bank credit facility interest expense was based) decreased from an average rate of 6.9% during the first quarter of 1995 to an average rate of 6.6% during the first quarter of 1996.

FEDERAL INCOME TAXES

In general, the provision for federal income taxes reflected in the Company's operating results is computed using the prevailing statutory corporate rate of 35% for the 1995 and 1996 periods as adjusted primarily for the nondeductibility of certain items such as the amortization of goodwill.

FINANCIAL RESOURCES AND LIQUIDITY:

HOLDING COMPANY OPERATIONS

As a result of previous prepayments on the Company's senior indebtedness, such indebtedness was approximately $23.0 million less than the holding company's senior surplus debenture receivable from its direct insurance subsidiary at March 31, 1996. Such differences on the Senior indebtedness could create approximately $1.5 million of earnings generated annually by the holding company
in excess of its interest requirements on  the  senior  loan.   An additional
$1.2 million in annual earnings is generated by the difference between the interest income on the subordinated surplus debenture and the actual interest expense on the subordinated notes.

NET UNREALIZED  GAINS

Net unrealized gains changed from $58.3 million at December 31, 1995 to $20.4 million at March 31, 1996. This change was primarily due to a decrease in the market value of the available-for-sale investment portfolio as a result of a general increase in market interest rates in 1996. The held-to-maturity investment portfolio included total net unrealized gains of $42.6 million and $16.5 million at December 31, 1995 and March 31, 1996, respectively.

OPERATING CASH FLOWS

The Company's Consolidated Statements of Cash Flows reflect net cash used by operating activities of $18.0 million and $13.3 million for the three months ended March 31, 1996 and 1995, respectively. Included in cash flows from financing activities are policyholder contract deposits and withdrawals which provided net cash flows of $51.3 million and $37.6 million for the three months ended March 31, 1996 and 1995, respectively. The deposits and withdrawals are reported as financing activities pursuant to applicable financial reporting rules; however, the Company considers the policyholder deposits and withdrawals to be basic to the Company's core insurance operations.

PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In connection with the Company's acquisition of certain of its insurance subsidiaries, the seller, I.C.H. Corporation ("I.C.H.") agreed to indemnify the Company relative to various matters pertaining to the Internal Revenue Service ("IRS") examination for periods prior to the acquisition of said insurance subsidiaries. To the extent the IRS examination of preacquisition tax years results in an increase in Philadelphia Life's tax in years subsequent to the examination, I.C.H. has contractually agreed to reimburse the Company (including penalties and interest.) In addition, Philadelphia Life is a party to an indemnification agreement between Tenneco Inc. ("Tenneco"), I.C.H. and others included in the acquisition agreement pursuant to which I.C.H. acquired Philadelphia Life and other insurance companies from Tenneco.

On October 10,1995, I.C.H. filed under Chapter 11 for bankruptcy protection. I.C.H., in publicly released documents, has stated that it had reached a tentative agreement with the IRS whereby I.C.H.'s insurance subsidiaries would be subject to approximately $68 million of federal income tax liability for years in which certain of the Company's insurance subsidiaries were members of the consolidated federal tax group to which such tax liability related. All members of a consolidated group of companies may be under federal law, jointly and severable liable for tax deficiencies related to such group. The Company has been informed that I.C.H. has paid the tax liability to the IRS. I.C.H. has orally advised the Company of an intention to file suit against certain subsidiaries of the Company for contribution of their respective tax deficiency. At this time, the Company does not believe that it will be responsible for the payment of said taxes.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      EXHIBITS

         The following documents are filed herewith as Exhibits in response to
         Item 601 of Regulation S-K:

         11.1 Computation of earnings per common share and common equivalent share.

         27        Financial Data Schedule


(b)      REPORTS ON FORM 8-K

         A report on Form 8-K dated March 11, 1996 was filed with the Commission to report the acquisition of the Company by Conseco, Inc. under Item 7.

                                      SIGNATURE


    Pursuant to the requirements of the Securities and Exchange Act of 1934, Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.






                        LIFE PARTNERS GROUP, INC.




                        BY:    /s/ Bernhard M. Koch
                             ----------------------------
                             Bernhard M. Koch
                             Chief Financial Officer and
                             Principal Accounting Officer



Date:  May  13,  1996