Form 10-Q
period 1996-06-30
LIFE PARTNERS GROUP INC
filed 1996-08-14
CIK 886941

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

       [ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the quarterly period ended June 30, 1996

       [   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the transition period from        to

                         Commission File Number 1-11195


                           LIFE PARTNERS GROUP, INC.

         Delaware                                        No. 75-2301836
  ----------------------                         ------------------------------
  State of Incorporation                         IRS Employer Identification No.


    11825 N. Pennsylvania Street
       Carmel, Indiana  46032                             (317) 817-6100
   -------------------------------                        --------------
Address of principal executive offices                        Telephone


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [ X ] No [ ]

       Shares of common stock outstanding as of July 31, 1996: 28,189,593

                               PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                            LIFE PARTNERS GROUP, INC.

                           CONSOLIDATED BALANCE SHEET
                             (Dollars in thousands)

                                     ASSETS


                                                                                                         June 30,      December 31,
                                                                                                           1996            1995
                                                                                                           ----            ----
                                                                                                        (unaudited)      (audited)
Investments:
   Fixed maturities:
     Held-to-maturity, at amortized cost...........................................................     $  661,193     $  678,826
     Available-for-sale, at fair value.............................................................      2,731,180      2,672,365
   Equity securities, at fair value................................................................         23,818         23,721
   Mortgage loans on real estate, at amortized cost................................................        103,222        110,214
   Investment in real estate, at cost, net of accumulated depreciation.............................          4,564          4,921
   Policy loans....................................................................................        227,439        226,212
   Collateral loans................................................................................          4,686          4,373
   Cash and short-term investments.................................................................         79,121        197,684
   Other invested assets...........................................................................         68,945         59,593
                                                                                                        ----------     ----------

       Total investments...........................................................................      3,904,168      3,977,909

Notes and accounts receivable and uncollected premiums.............................................         31,228         29,303
Receivable from reinsurers.........................................................................        279,640        244,828
Accrued investment income..........................................................................         55,980         54,785
Deferred policy acquisition costs, net.............................................................        265,416        238,736
Cost of insurance acquired.........................................................................        300,893        306,015
Goodwill, net of accumulated amortization..........................................................         99,501        100,470
Deferred income taxes..............................................................................          9,716            -
Other assets.......................................................................................         28,147         28,819
                                                                                                        ----------     ----------
       Total assets................................................................................     $4,974,689     $4,980,865
                                                                                                        ==========     ==========









                            (continued on next page)




               The accompanying notes are an integral part of the
                       consolidated financial statements.





                            LIFE PARTNERS GROUP, INC.

                      CONSOLIDATED BALANCE SHEET, continued
                 (Dollars in thousands, except per share amount)

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                                                         June 30,      December 31,
                                                                                                           1996            1995
                                                                                                           ----            ----
                                                                                                        (unaudited)      (audited)

Future policy benefits and claims..................................................................   $  737,116      $   708,226
Dividends, endowments and other policyholder funds.................................................       89,531           86,162
Policyholder account balances......................................................................    3,331,094        3,271,906
Deferred policy fees...............................................................................       85,938           80,590
Investment borrowings..............................................................................       71,547           73,585
Notes payable:
   Due within one year.............................................................................       26,591           15,000
   Due after one year..............................................................................      212,332          231,083
Federal income taxes payable:
   Current.........................................................................................        5,110           13,444
   Deferred........................................................................................           -            25,812
Other liabilities..................................................................................       63,814           74,548
                                                                                                      ----------       ----------

       Total liabilities...........................................................................    4,623,073        4,580,356
                                                                                                      ----------       ----------

Commitments and contingencies

Stockholders' equity:
   Common stock, $.001 par value;  50,000,000 shares authorized;  28,189,593 and 27,911,851 shares
     issued and outstanding at June 30, 1996 and December 31, 1995, respectively...................           28               28
   Additional paid-in capital......................................................................      286,572          287,863
   Net unrealized investment gains (losses)........................................................       (3,517)          58,269
   Retained earnings...............................................................................       68,533           54,349
                                                                                                      ----------       ----------

       Total stockholders' equity..................................................................      351,616          400,509
                                                                                                      ----------       ----------

       Total liabilities and stockholders' equity..................................................   $4,974,689       $4,980,865
                                                                                                      ==========       ==========










               The accompanying notes are an integral part of the
                       consolidated financial statements.



                            LIFE PARTNERS GROUP, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS
                  (Dollars in thousands, except per share data)
                                   (unaudited)


                                                                            Three months ended             Six months ended
                                                                                 June 30,                       June 30,
                                                                           -------------------            ------------------
                                                                           1996           1995            1996          1995
                                                                           ----           ----            ----          ----

Revenues:
   Universal life and investment product charges...............        $   70,280      $  64,970      $ 139,962     $ 118,379
   Universal life charges ceded to client companies............            (6,867)        (7,575)       (14,355)      (14,679)
   Universal life and investment product surrender
     charges, net..............................................             5,162          4,916          9,203         8,178
   Traditional life and annuity premiums.......................            14,223         15,272         28,206        28,113
   Traditional reinsurance premiums............................           (11,415)       (11,089)       (22,096)      (19,022)
   Accident and health insurance premiums, net.................             6,990          7,083         14,818         8,478
                                                                       ----------      ----------     ---------     ---------

     Total premium income and other considerations.............            78,373         73,577        155,738       129,447
   Net investment income.......................................            72,665         73,932        146,225       134,948
   Net realized gains (losses).................................               408           (143)         2,296         2,418
   Other income................................................             1,429            917          2,619         1,824
                                                                       ----------      ---------      ---------     ---------

     Total revenues............................................           152,875        148,283        306,878       268,637
                                                                       ----------      ---------      ---------     ---------

Benefits and expenses:
   Policyholder benefits.......................................            34,906         46,569         69,486        76,829
   Interest credited to policyholders..........................            44,622         43,907         88,574        78,189
   Amortization of deferred policy acquisition costs,
     costs of insurance acquired and deferred policy fees......            32,024         20,300         64,317        32,472
   Other operating expenses....................................            18,009         23,493         35,870        50,243
   Acquisition and merger expenses.............................             7,091             -           7,891            -
   Amortization of goodwill....................................               722            687          1,439         1,284
   Interest expense............................................             5,839          6,600         11,812        11,977
                                                                       ----------      ---------      ---------     ---------

     Total expenses............................................           143,213        141,556        279,389       250,994
                                                                       ----------      ---------      ---------     ---------

Earnings before income taxes...................................             9,662          6,727         27,489        17,643
   Federal income tax expense..................................             5,174          2,361         11,622         6,378
                                                                       ----------      ---------      ---------     ---------

Net earnings...................................................        $    4,488      $   4,366      $  15,867     $  11,265
                                                                       ==========      =========      =========     =========

Weighted average common shares and common
   equivalent shares outstanding...............................        28,441,048     27,542,276     28,400,337    26,845,898
                                                                       ==========     ==========     ==========    ==========

Net earnings per common share and common
   equivalent share outstanding................................             $0.16          $0.16          $0.56         $0.42
                                                                            =====          =====          =====         =====




               The accompanying notes are an integral part of the
                       consolidated financial statements.

                                                                 4



                            LIFE PARTNERS GROUP, INC.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                             (Dollars in thousands)
                                   (unaudited)


                                                                                         Net
                                                                      Additional     unrealized                        Total
                                                            Common      paid-in      investment        Retained    stockholders'
                                                             stock      capital    gains (losses)      earnings       equity
                                                             -----      -------    --------------      --------       ------

Balance at January 1, 1995............................       $26        $245,652      $(22,783)       $70,751        $293,646

   Common stock issued for cash.......................         -           1,942            -               -           1,942
   Common stock issued in acquisition of
     subsidiaries.....................................         2          39,457            -               -          39,459
   Cash dividends paid on common stock................         -               -            -          (3,018)         (3,018)
   Compensation for management options................         -             812            -               -             812
   Change in unrealized gains (losses), net...........         -               -        81,052             -           81,052
   Net loss...........................................         -               -            -         (13,384)        (13,384)
                                                             ---        --------      ---------       -------        --------

Balance at December 31, 1995..........................        28         287,863        58,269         54,349         400,509

   Common stock issued for cash.......................         -             528             -              -             528
   Common stock retained in lieu of cash
     on exercise of stock options.....................         -          (1,819)            -              -          (1,819)
   Cash dividends paid on common stock................         -               -             -         (1,683)         (1,683)
   Change in unrealized gains (losses), net...........         -               -       (61,786)             -         (61,786)
   Net earnings.......................................         -               -             -         15,867          15,867
                                                             ---        --------      ---------       -------        --------

Balance at June 30, 1996..............................       $28        $286,572      $ (3,517)       $68,533        $351,616
                                                             ===        ========      =========       =======        ========





















               The accompanying notes are an integral part of the
                       consolidated financial statements.



                            LIFE PARTNERS GROUP, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (Dollars in thousands)
                                   (unaudited)
                                Six months ended
                                                                                                                June 30,
                                                                                                         ----------------------
                                                                                                         1996              1995
                                                                                                         ----              ----
Cash flows from operating activities:
   Net earnings..................................................................................     $  15,867        $  11,265
   Adjustments to reconcile net earnings to net cash used by operating activities:
     Realized gains..............................................................................        (2,296)          (2,418)
     Adjustments relating to universal life and annuity products:
       Interest credited to account balances.....................................................        75,074           63,930
       Charges for mortality and administration..................................................      (125,607)        (103,700)
     Depreciation and amortization...............................................................         3,055            2,831
     Decrease in future policy benefits..........................................................       (10,106)         (11,972)
     Increase in reserve liability on modified coinsurance agreements............................        12,570            5,587
     Increase in deferred policy acquisition costs...............................................       (15,019)         (26,651)
     Amortization of cost of insurance acquired, net.............................................        21,689           14,657
     Amortization of deferred policy fees........................................................        (8,818)          (5,898)
     Decrease in currently payable taxes.........................................................        (8,334)          (1,520)
     Deferred tax (benefit) expense..............................................................        (1,872)           6,755
     (Decrease) increase in policy liabilities, other policyholder funds, and other liabilities..        (7,878)          20,635
     Increase in notes and accounts receivable and accrued investment income.....................        (3,120)            (112)
     Amortization of bond and mortgage loan discount and premium, net............................          (719)              29
     Other, net..................................................................................        (5,365)         (12,317)
                                                                                                      ---------        ---------

          Net cash used by operating activities..................................................       (60,879)         (38,899)
                                                                                                      ---------        ---------

Cash flows from investing activities:
   Sales of fixed maturities:
     Available-for-sale..........................................................................        59,895          153,574
     Held-to-maturity............................................................................         2,307            9,802
   Maturities of fixed maturities:
     Available-for-sale..........................................................................        86,400           40,393
     Held-to-maturity............................................................................        18,193           34,045
   Sales of other long-term invested assets......................................................        21,157           22,643
   (Increase) decrease in policy loans, net......................................................        (1,227)             122
   Purchases of fixed maturities.................................................................      (325,990)        (209,921)
   Purchases of other long-tem invested assets...................................................       (24,441)         (11,369)
   Purchase of subsidiaries, net of cash and short-term investments acquired.....................           -            (20,591)
                                                                                                      ---------        ---------

          Net cash provided (used) by investing activities.......................................      (163,706)          18,698
                                                                                                      ---------        ---------

Cash flows from financing activities:
   Policyholder contract deposits................................................................       265,151          226,515
   Policyholder contract withdrawals.............................................................      (148,436)        (138,890)
   Proceeds from issuance of common stock........................................................           528            1,653
   Change in principal of investment borrowings..................................................        (2,038)         (12,030)
   Proceeds from notes payable...................................................................           -             36,000
   Principal repayments on notes payable.........................................................        (7,500)         (53,073)
   Cash dividends paid on common stock...........................................................        (1,683)          (1,346)
                                                                                                      ---------        ---------

          Net cash provided by financing activities..............................................       106,022           58,829
                                                                                                      ---------        ---------

          Net (decrease) increase in cash and short-term investments.............................      (118,563)          38,628

Cash and short-term investments at beginning of period...........................................       197,684           41,715
                                                                                                      ---------         --------

Cash and short-term investments at end of period.................................................     $  79,121         $ 80,343
                                                                                                      =========         ========

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

     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The unaudited consolidated financial statements as of June 30, 1996, and for the quarters ended June 30, 1996 and 1995, and for the six months ended June 30, 1996 and 1995, reflect all adjustments, consisting solely of normal recurring items, which are necessary for a fair presentation of financial position, results of operations and cash flows on a basis consistent with that of the prior audited consolidated financial statements.

     The Company has reclassified certain prior period information to conform to the 1996 presentation.

     ACQUISITIONS

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


                                                                            Pro forma
                                                                           six months
                                                                              ended
                                                                          June 30, 1995
                                                                          -------------
                                                                         (in thousands,
                                                                       except share data)

Revenues............................................................       $306,644
Earnings before income taxes........................................         19,385
Net earnings........................................................         12,366

Net earnings per share..............................................          $0.44

Weighted average common shares and common
   equivalent shares outstanding....................................     28,156,705

    The above unaudited pro forma information was intended for informational purposes only.
                                                             7

                            LIFE PARTNERS GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


     CHANGES IN STOCKHOLDERS' EQUITY

     During the six months ended June 30, 1996, 432,083 option shares previously granted under the Company's incentive stock option plan were exercised and 5,858 options were forfeited. Included in the options exercised during the period were 352,941 options exercised by the former chairman of the Company, net of 166,914 shares remitted to the Company in lieu of cash. Also during 1996, the Stock Option Committee of the Life Partners Board of Directors granted additional options to purchase 157,400 shares of common stock reserved under the Company's stock option plan to certain key employees and executive officers of the Company. The options are exercisable at prices ranging from $13.50 to $13.75 per share, vest equally over three or five year periods, and expire in 2006. In addition, on February 14, 1996, the Company repriced certain common stock options to reflect the market value of the Company's common stock on the date of repricing. Such repricing reduced the exercise price of certain previously granted shares to $13.50 per share from previous prices ranging from $16.75 to $20.25. In exchange for the reduction in exercise price, the number of stock options previously granted was reduced by a ratio of the new exercise price divided by the original exercise price. A total of 856,800 previously granted option shares were subject to the repricing, which correspondingly reduced the total number of option shares outstanding by 237,673. At June 30, 1996, 957,822 options were unexercised and outstanding.

     In addition, warrants to purchase 12,573 shares were exercised by the former chairman of the Company during the six months ended June 30, 1996 at a price of $3.98 per share. At June 30, 1996, no further warrants were outstanding.

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

     NOTES PAYABLE

     Notes payable at June 30, 1996 and December 31, 1995 are summarized as follows (in thousands):

                                                                                                     Amount outstanding
                                                                             Face amount            net of unamortized
                                                                             outstanding              issuance costs
                                                                      -----------------------    -------------------------
                                                                      June 30,   December 31,    June 30,     December 31,
                                                                        1996         1995          1996           1995
                                                                        ----         ----          ----           ----

Borrowings under Bank Credit Facility............................     $148,678     $156,178      $148,194       $155,581
12-3/4% senior subordinated notes due 2002.......................       95,100       95,100        90,729         90,502
                                                                      --------     --------      --------       --------

                                                                      $243,778     $251,278      $238,923       $246,083
                                                                      ========     ========      ========       ========

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

                            LIFE PARTNERS GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)



     INVESTMENTS

     Investment income by type of investment was as follows (in thousands):

                                                                                                  Six months ended
                                                                                                     June 30,
                                                                                                ------------------
                                                                                                1996          1995
                                                                                                ----          ----

Gross investment income:
   Fixed maturities.......................................................................    $132,051      $120,238
   Short-term investments.................................................................       2,573         3,484
   Policy loans...........................................................................       7,353         7,194
   Other invested assets..................................................................       3,402         5,210
   Mortgage loans.........................................................................       5,147         3,619
   Equity securities......................................................................         715           939
   Collateral loans.......................................................................         136            53
   Investment real estate.................................................................         438           527
                                                                                              --------      --------

     Gross investment income..............................................................     151,815       141,264

Less:
   Investment expenses....................................................................       3,476         2,311
   Interest expense on investment borrowings..............................................       2,114         4,005
                                                                                              --------      --------

     Net investment income................................................................    $146,225      $134,948
                                                                                              ========      ========


   Following is an analysis of net realized gains on investments (in thousands):

                                                                                                    Six months ended
                                                                                                       June 30,
                                                                                                  ------------------
                                                                                                  1996          1995
                                                                                                  ----          ----

Fixed maturities..........................................................................     $  887        $   458
Equity securities.........................................................................        118          1,874
Other.....................................................................................      1,291             86
                                                                                               ------         ------

                                                                                               $2,296         $2,418
                                                                                               ======         ======


                            LIFE PARTNERS GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)



     The cost and estimated fair values of equity securities are as follows (in thousands):

                                                                                     Gross         Gross
                                                                     Amortized    unrealized    unrealized      Estimated
June 30, 1996                                                          cost          gains        losses       fair value
- -------------                                                          ----          -----        ------       ----------

Preferred stock..................................................     $18,936         $1,333      $2,211          $18,058
Common stock.....................................................       4,262          3,094       1,596            5,760
                                                                      -------         ------      ------          -------

   Totals........................................................     $23,198         $4,427      $3,807          $23,818
                                                                      =======         ======      ======          =======


December 31, 1995
- -----------------
Preferred stock..................................................     $18,984         $1,123        $502          $19,605
Common stock.....................................................       1,945          2,271         100            4,116
                                                                      -------         ------        ----          -------

   Totals........................................................     $20,929         $3,394        $602          $23,721
                                                                      =======         ======        ====          =======

     The amortized cost and estimated fair values of debt securities classified as fixed maturity investments held-to-maturity are as follows (in thousands):

                                                                                       Gross         Gross
                                                                     Amortized      unrealized    unrealized      Estimated
June 30, 1996                                                          cost            gains        losses       fair value
- -------------                                                          ----            -----        ------       ----------

United States treasury securities and obligations of United
   States government corporations and agencies...................    $  1,950        $    76        $  -          $  2,026
Obligations of states and political subdivisions.................       2,392            222           -             2,614
Debt securities issued by foreign governments....................      16,256             68           459          15,865
Corporate securities.............................................     514,233         21,911         9,205         526,939
Mortgage-backed securities.......................................      71,992            564           779          71,777
Other debt securities............................................      54,370          3,206           730          56,846
                                                                     --------        -------        -------       --------

   Totals........................................................    $661,193        $26,047        $11,173       $676,067
                                                                     ========        =======        =======       ========


                            LIFE PARTNERS GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)



                                                                                     Gross         Gross
                                                                     Amortized    unrealized    unrealized      Estimated
December 31, 1995                                                      cost          gains        losses       fair value
- -----------------                                                      ----          -----        ------       ----------

United States treasury securities and obligations of United
   States government corporations and agencies...................    $  2,024        $    44      $    -         $  2,068
Obligations of states and political subdivisions.................       2,420            307           -            2,727
Debt securities issued by foreign governments....................      16,272          1,014           -           17,286
Corporate securities.............................................     533,110         36,273       4,280          565,103
Mortgage-backed securities.......................................      74,470          4,959         107           79,322
Other debt securities............................................      50,530          4,641         301           54,870
                                                                     --------        -------      ------         --------

   Totals........................................................    $678,826        $47,238      $4,688         $721,376
                                                                     ========        =======      ======         ========

     The amortized cost and estimated fair values of debt securities classified as investments available-for-sale are as follows (in thousands):

                                                                                     Gross         Gross
                                                                     Amortized    unrealized    unrealized      Estimated
June 30, 1996                                                          cost          gains        losses       fair value
- -------------                                                          ----          -----        ------       ----------

United States treasury securities and obligations of United
   States government corporations and agencies...................  $   88,188       $  1,412     $   886     $    88,714
Obligations of states and political subdivisions.................       8,393            191         317           8,267
Debt securities issued by foreign governments....................      18,429             31       1,010          17,450
Corporate securities.............................................   1,230,876         25,898      30,573       1,226,201
Mortgage-backed securities.......................................   1,140,482         16,464      15,275       1,141,671
Other debt securities............................................     253,540          2,867       7,530         248,877
                                                                   ----------        -------     -------      ----------

   Totals........................................................  $2,739,908        $46,863     $55,591      $2,731,180
                                                                   ==========        =======     =======      ==========


                                                                                     Gross         Gross
                                                                     Amortized    unrealized    unrealized      Estimated
December 31, 1995                                                      cost          gains        losses       fair value
- -----------------                                                      ----          -----        ------       ----------

United States treasury securities and obligations of United
   States government corporations and agencies...................   $   93,368       $  4,620     $   110       $   97,878
Obligations of states and political subdivisions.................        8,443            273          -             8,716
Debt securities issued by foreign governments....................       18,440            673          66           19,047
Corporate securities.............................................    1,044,051         52,822      11,965        1,084,908
Mortgage-backed securities.......................................    1,147,848         52,606       1,345        1,199,109
Other debt securities............................................      249,325         14,584       1,202          262,707
                                                                    ----------       --------     -------       ----------

   Totals........................................................   $2,561,475       $125,578     $14,688       $2,672,365
                                                                    ==========       ========     =======       ==========

                            LIFE PARTNERS GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)



     REINSURANCE

     Policyholder benefits reflects the reduction of policy and contract claims by amounts recovered from reinsurers of $65.5 million and $41.4 million, including accident and health claims recovered from reinsurers of $42.2 million and $16.6 million for the six months ended June 30, 1996 and 1995, respectively. Accident and health premiums are reported net of premiums ceded to reinsurers of $45.0 million and $20.1 million for the six months ended June 30, 1996 and 1995, respectively.

     FEDERAL INCOME TAXES

     Life Partners and its non-life insurance subsidiaries each file a separate corporate federal income tax return. The life insurance subsidiaries file a consolidated federal income tax return.

     The components of the provision for income taxes on operating earnings are as follows (in thousands):

                                                                                                   Six months ended
                                                                                                       June 30,
                                                                                                 --------------------
                                                                                                 1996            1995
                                                                                                 ----            ----

Current tax provision (benefit)...........................................................     $13,494          $  (377)
Deferred tax provision (benefit)..........................................................      (1,872)           6,755
                                                                                               -------           ------

   Total income tax provision.............................................................     $11,622           $6,378
                                                                                               =======           ======


     SUPPLEMENTAL DATA TO CONSOLIDATED STATEMENTS OF CASH FLOWS

     Cash payments for interest expense and income taxes were as follows (in thousands):

                                                                                                  Six months ended
                                                                                                      June 30,
                                                                                                 -----------------
                                                                                                 1996         1995
                                                                                                 ----         ----

Interest expense..........................................................................     $12,959       $10,925
Income taxes..............................................................................      20,725         7,200

     In connection with the acquisition of Lamar, liabilities were assumed as follows (in thousands):


Fair value of assets acquired, including cash and short-term
   investments of $20,591 ............................................         $1,004,182
Cash paid.............................................................            (37,937)
Common stock issued...................................................            (39,459)
                                                                               ----------

   Fair value of liabilities assumed..................................         $  926,786
                                                                               ==========

                            LIFE PARTNERS GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


     SUBSEQUENT EVENT

     On August 2, 1996, the Company completed its merger with Conseco, Inc. ("Conseco"). As a result of the merger, the Company became a wholly owned subsidiary of Conseco. In the merger, each of the issued and outstanding shares of LPG common stock was converted into .5833 of a share of Conseco common stock. A total of 16.3 million shares of Conseco common stock (or equivalent shares) with a value of approximately $588 million were issued. As a result of Conseco's ownership of the Company, a new basis of accounting under the "push down" method will be adopted by the Company in the third quarter of 1996. Under this method, the assets and liabilities of the Company will reflect Conseco's cost basis, which is based on the fair values of the Company's assets and liabilities at the effective date of the merger.

     As a result of the merger, Conseco plans to relocate the Company's operations to Conseco's headquarters in Carmel, Indiana, by August 30, 1996.

                            LIFE PARTNERS GROUP, INC.



   ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


     The discussion that follows should be read in conjunction with the discussion contained in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995.

     GENERAL

     On March 11, 1996, the Company and Conseco, Inc. ("Conseco") jointly entered into a definitive merger agreement providing for all shareholders of the Company to receive Conseco stock for each of their shares through a share exchange based upon a value of $21.00 per share for Life Partners stockholders. On August 2, 1996, the Company completed its merger with Conseco. As a result of the merger, the Company became a wholly-owned subsidiary of Conseco. Conseco plans to relocate the Company's operations to Conseco's headquarters in Carmel, Indiana by August 30, 1996. In the merger, each outstanding share of the Company's stock was converted into the right to receive 0.5833 of a share of Conseco common stock. As a result of this transaction, the Company incurred acquisition and merger expenses of approximately $7.9 million in 1996 which include, but are not limited to, financial advisory services, and attorney and accounting fees.

     On April 28, 1995, Life Partners acquired Lamar Financial Group, Inc., together with all its subsidiaries, including Lamar Life Insurance Company ("Lamar Life") of Jackson, Mississippi, for a purchase price of $77 million. The acquisition added $1.2 billion of assets to Life Partners. The acquisition of Lamar Life provided an additional distribution system in universal life insurance, annuity and group health products, as well as providing for consolidation efficiencies at the Englewood, Colorado main administrative center. The acquisition was accounted for using the purchase method of accounting and the Consolidated Financial Statements include Lamar's assets and liabilities as of December 31, 1995, and its results of operations and cash flows from the date of acquisition. As a result, 1996 amounts and other data may not be comparable to those of prior periods.

                            LIFE PARTNERS GROUP, INC.



     RESULTS OF OPERATIONS

     Second Quarter of 1996 Compared to Second Quarter of 1995

     The following table sets forth the results of operations of the Company for the quarters ended June 30, 1996 and 1995:

                                                                                                       Three months ended
                                                                                                             June 30,
                                                                                                        -----------------
                                                                                                        1996         1995
                                                                                                        ----         ----
                                                                                                      (Dollars in millions)

Revenues:
   Universal life and investment product charges....................................................    $ 70.3      $ 65.0
   Universal life charges ceded to client companies.................................................      (6.9)       (7.6)
   Universal life and investment product surrender charges, net.....................................       5.2         4.9
   Traditional life and annuity premiums............................................................      14.2        15.3
   Traditional reinsurance premiums.................................................................     (11.4)      (11.1)
   Accident and health insurance premiums, net......................................................       7.0         7.1
                                                                                                         -----      ------
     Total premium income and other considerations..................................................      78.4        73.6
   Net investment income............................................................................      72.7        73.9
   Net realized gains (losses)......................................................................        .4         (.1)
   Other income.....................................................................................       1.4          .9
                                                                                                         -----      ------

     Total revenues.................................................................................     152.9       148.3
                                                                                                         -----      ------

Benefits and expenses:
   Policyholder benefits............................................................................      34.9        46.6
   Interest credited to policyholders...............................................................      44.6        43.9
   Other operating expenses.........................................................................      18.0        23.5
   Amortization of deferred policy acquisition costs, costs of
     insurance acquired, and deferred policy fees...................................................      32.0        20.3
                                                                                                         -----      ------

     Total benefits and expenses....................................................................     129.5       134.3
                                                                                                         -----      ------

Earnings before acquisition and merger expenses, amortization of goodwill, interest
   expense  and taxes...............................................................................      23.4        14.0
     Acquisition and merger expenses................................................................       7.1          -
     Amortization of goodwill.......................................................................        .7          .7
     Interest expense...............................................................................       5.9         6.6
                                                                                                         -----      ------

Earnings before income taxes........................................................................       9.7         6.7
   Federal income tax expense.......................................................................       5.2         2.3
                                                                                                         -----      ------

Net earnings applicable to common stock.............................................................     $ 4.5      $  4.4
                                                                                                         =====      ======

Operating earnings before income taxes, acquisition and merger expenses, amortization
   of goodwill, interest expense, net realized gains and related amortization........................    $22.9       $14.3
                                                                                                         =====       =====

     Universal Life and Investment Product Policy Charges

     Universal life revenues consist of the monthly mortality charges and administrative fees earned by the Company on its in-force universal life insurance, excluding net surrender charges on terminating policies. Such revenues increased 8.2% from $65.0 million in the second quarter of 1995 to $70.3 million in 1996. The increase is due to the continued growth in the universal life in-force block of business. Such in-force increased from $43.7 billion at June 30, 1995, to $47.9 billion at June 30, 1996, which is a result of new life sales.

                            LIFE PARTNERS GROUP, INC.



     The Company's sales of its life insurance products will translate into future increases in the Company's universal life revenues since the premiums received on most of the Company's insurance products are accounted for as deposit liabilities. With respect to products that are accounted for as deposit liabilities, revenues are recognized over time in the form of investment income on policyholder account balances, surrender charges and mortality and other charges deducted from the policyholders' account balances.

     Universal Life Charges Ceded to Client Companies

     Universal life charges ceded to client companies consist of monthly mortality charges and administrative fees which are ceded to entities in the Company's network of agent owned reinsurance companies and affiliated companies. The amount of such charges ceded decreased 9.2% from $7.6 million in the 1995 period to $6.9 million in the 1996 period.

     Universal Life and Investment Product Surrender Charges, Net

     Revenues from surrender charges represent fees assessed on terminating policies, net of amounts ceded to client companies. Increases or decreases in surrender charges are based on termination rates and the level of surrender charges implicit in the terminating policies.

     Traditional Life and Annuity Premiums

     Premiums on traditional policies decreased 7.2% from $15.3 million in the second quarter of 1995 to $14.2 million in 1996. Sales growth in this product line has not been a strategic goal of the Company.

     Reinsurance Premiums Ceded

     Reinsurance premiums ceded represent coinsured traditional premiums as well as yearly renewable term reinsurance premiums on traditional and universal life policies for risks in excess of the Company's maximum retention. The Company does not retain the mortality risk for any new policy to the extent the risk exceeds the Company's stated retention, which ranges from $100,000 to $500,000. The reinsurance premiums increased by 2.7% from $11.1 million in the second quarter of 1995 to $11.4 million in 1996, relating primarily to continued growth in life insurance in-force.

     Accident and Health Insurance Premiums, Net

     Accident and health insurance premiums represent premiums earned over the applicable period on individual and group accident and health policies. Such revenues decreased from $7.1 million to $7.0 million, from the 1995 to the 1996 periods. Lamar underwrites the business and cedes a substantial portion to its reinsurers. As a result, this business principally generates servicing fees to the Company.

     Net Investment Income

     Net investment income decreased $1.2 million, or 1.6%, from $73.9 million in the second quarter of 1995 to $72.7 million in 1996. This decrease is primarily a result of a decrease in the effective yield on invested assets from 7.8% in 1995 to 7.5% in 1996. Average invested assets, net of investment borrowings and excluding the Statement of Financial Accounting Standards No. 115 mark-to-market adjustment, were $3.7 billion for the three months ended June 30, 1995, compared to $3.9 billion for the three months ended June 30, 1996. Investment income is stated net of interest expense on investment borrowings, which totaled $1.1 million and $3.0 million during the 1996 and 1995 quarters, respectively.

     Net Realized Gains (Losses)

     The Company's net realized gains (losses) increased from a net realized loss of $.1 million in the 1995 quarter to a net realized gain of $.4 million in the 1996 quarter. In accordance with applicable financial reporting rules, the net amortization of deferred policy acquisition costs and deferred policy fees was increased by approximately $141,000 during the 1995 quarter in conjunction with the recognition of these net gains.

                            LIFE PARTNERS GROUP, INC.



     Policyholder Benefits

     Total policyholder benefits decreased $11.7 million, or 25.1%, from $46.6 million in the 1995 quarter to $34.9 million in the 1996 quarter. Policyholder benefits consist primarily of mortality and morbidity benefits, traditional annuity benefits, and reserve changes on traditional life products. During the second quarter of 1995, the Company was negatively impacted by adverse mortality of approximately $11.9 million in excess of actuarial expectations.

     Interest Credited to Policyholders

     Interest credited to policyholders includes interest credited to universal life and annuity account balances, and the interest accretion inherent in reserve increases on traditional life insurance policies determined based on standard actuarial valuation rates. Interest credited increased 1.6% from $43.9 million in the 1995 quarter to $44.6 million in the 1996 quarter.

     Other Operating Expenses

     Other operating expenses consist of general, administrative, and other operating costs. These costs were $23.5 million for the 1995 quarter and $18.0 million for the 1996 quarter. The 1995 amount includes approximately $2.2 million of one-time charges related to the write-off of certain agent debit balances.

     Amortization of Deferred Policy Acquisition Costs and Costs of Insurance Acquired

     Amortization of deferred policy acquisition costs and cost of insurance acquired increased between the 1995 and 1996 quarters, from $20.3 million in 1995 to $32.0 million in 1996. Portions of this increase are due to the Company's expanding in-force business and reserve recognition thereto. In addition, the Company revised its assumptions related to expected gross profits on the in-force block of business at December 31, 1995. Such revised assumptions served to shorten the amortization period for the remaining deferred costs and fees.

     Acquisition and Merger Expenses

     Acquisition and merger expenses in 1996 represent costs incurred by the Company related to the acquisition of the Company by Conseco and include, but are not limited to, financial advisory services, and attorney and accounting fees. Such expenses were $7.1 million in the 1996 quarter.

     Interest Expense

     The Company's interest expense decreased by approximately $.7 million between the 1995 and 1996 periods. The decrease is primarily due to a decrease in the Company's bank credit facility borrowing rates (on which bank credit facility interest expense was based) from an average rate of 7.1% during the second quarter of 1995 to an average rate of 6.5% during the second quarter of 1996.

     Federal Income Taxes

     In general, the provision for federal income taxes reflected in the Company's operating results is computed using the prevailing statutory corporate rate of 35% for the 1995 and 1996 periods as adjusted primarily for the nondeductibility of certain items such as the amortization of goodwill and certain acquisition and merger expenses.

                            LIFE PARTNERS GROUP, INC.



     Six Months Ended June 30, 1996 Compared to Six Months Ended June 30, 1995

     The following table sets forth the results of operations of the Company for the six months ended June 30, 1996 and 1995:

                                                                                                        Six months ended
                                                                                                             June 30,
                                                                                                        -----------------
                                                                                                        1996         1995
                                                                                                        ----         ----
                                                                                                      (Dollars in millions)
Revenues:
   Universal life and investment product charges....................................................   $140.0       $118.4
   Universal life charges ceded to client companies.................................................    (14.4)       (14.7)
   Universal life and investment product surrender charges, net.....................................      9.2          8.2
   Traditional life and annuity premiums............................................................     28.2         28.1
   Traditional reinsurance premiums.................................................................    (22.1)       (19.0)
   Accident and health insurance premiums, net......................................................     14.8          8.5
                                                                                                       ------       ------
     Total premium income and other considerations..................................................    155.7        129.5
   Net investment income............................................................................    146.3        134.9
   Net realized gains...............................................................................      2.3          2.4
   Other income.....................................................................................      2.6          1.8
                                                                                                       ------       ------

     Total revenues.................................................................................    306.9        268.6
                                                                                                       ------       ------

Benefits and expenses:
   Policyholder benefits............................................................................     69.5         76.8
   Interest credited to policyholders...............................................................     88.6         78.2
   Other operating expenses.........................................................................     35.9         50.2
   Amortization of deferred policy acquisition costs, costs of
     insurance acquired, and deferred policy fees...................................................     64.3         32.5
                                                                                                       ------       ------

     Total benefits and expenses....................................................................    258.3        237.7
                                                                                                       ------       ------

Earnings before acquisition and merger expenses, amortization of goodwill, interest
   expense and taxes................................................................................     48.6         30.9
     Acquisition and merger expenses................................................................      7.9           -
     Amortization of goodwill.......................................................................      1.4          1.3
     Interest expense...............................................................................     11.8         12.0
                                                                                                       ------        -----

Earnings before income taxes........................................................................     27.5         17.6
   Federal income tax expense.......................................................................     11.6          6.3
                                                                                                       ------       ------

Net earnings applicable to common stock.............................................................   $ 15.9       $ 11.3
                                                                                                       ======       ======

Operating earnings before income taxes, acquisition and merger expenses, amortization
   of goodwill, interest expense, net realized gains and related amortization.......................   $ 46.5       $ 28.0
                                                                                                       ======       ======

     Universal Life and Investment Product Policy Charges

     Universal life revenues consist of the monthly mortality charges and administrative fees earned by the Company on its in-force universal life insurance, excluding net surrender charges on terminating policies. Such revenues increased 18.2% from $118.4 million in the six months of 1995 to $140.0 million in 1996. The increase is due to the continued growth in the universal life in-force block of business. Lamar added approximately $9.5 million of charges in the 1995 period and $20.5 million in the 1996 period.

                            LIFE PARTNERS GROUP, INC.



     Universal Life Charges Ceded to Client Companies

     Universal life charges ceded to client companies consist of monthly mortality charges and administrative fees which are ceded to entities in the Company's network of agent owned reinsurance companies and affiliated companies. The amount of such charges ceded decreased 2.0% from $14.7 million in the 1995 period to $14.4 million in the 1996 period.

     Universal Life and Investment Product Surrender Charges, Net

     Revenues from surrender charges represent fees assessed on terminating policies, net of amounts ceded to client companies. Increases or decreases in surrender charges are based on termination rates and the level of surrender charges implicit in the terminating policies. Surrender charges include $1.0 million of charges on Lamar policies in 1995 and $1.5 million in 1996.

     Traditional Life and Annuity Premiums

     Premiums on traditional policies increased .4% from $28.1 million in the first six months of 1995 to $28.2 million in 1996. Additional premiums added by Lamar policies totaled $5.7 million for the six months ended June 30, 1996 and $3.4 million for 1995. Sales growth in this product line has not been a strategic goal of the Company. Rather, the Company's new business strategy emphasizes the sale of universal life products.

     Reinsurance Premiums Ceded

     Reinsurance premiums ceded represent coinsured traditional premiums as well as yearly renewable term reinsurance premiums on traditional and universal life policies for risks in excess of the Company's maximum retention. The Company does not retain the mortality risk for any new policy to the extent the risk exceeds the Company's stated retention, which ranges from $100,000 to $500,000. The reinsurance premiums increased by 16.3% from $19.0 million in the first six months of 1995 to $22.1 million in 1996, relating primarily to reinsurance premiums on Lamar business, combined with continued growth in life insurance in-force.

     Accident and Health Insurance Premiums, Net

     Accident and health insurance premiums represent premiums earned over the applicable period on individual and group accident and health policies. Such revenues increased from $8.5 million to $14.8 million, from the 1995 to the 1996 periods. The increase relates entirely to the acquisition of Lamar, which increased considerably to the Company's premiums for the accident and health business.

     Net Investment Income

     Net investment income increased $11.4 million, or 8.5%, from $134.9 million in the first six months of 1995 to $146.3 million in 1996. This increase reflected primarily an increase in invested assets relating to the acquisition of Lamar offset somewhat by a decrease in the effective yield on invested assets. Investment income is stated net of interest expense on investment borrowings, which totaled $2.1 million and $4.0 million for the six months ended June 30, 1996 and 1995, respectively.

     Net Realized Gains

     The Company's net realized gains decreased from $2.4 million in the first six months of 1995 to $2.3 million in the first six months of 1996. In accordance with applicable financial reporting rules, the net amortization of deferred policy acquisition costs and deferred policy fees was decreased by approximately $526,000 during the first six months of 1995 and increased by approximately $136,000 in the first six months of 1996 in conjunction with the recognition of these net gains. The Company's realized gains, net of such related amortization, totaled $2.4 million and $1.9 million for the first six months of 1996 and 1995, respectively, before income tax expense.

     Policyholder Benefits

     Total policyholder benefits decreased $7.3 million, or 9.5%, from $76.8 million in the 1995 period to $69.5 million in the 1996 period. The Company experienced adverse mortality versus actuarial assumptions in the second quarter of 1995, as discussed previously in the quarterly analysis.

                            LIFE PARTNERS GROUP, INC.


     Interest Credited to Policyholders

     Interest credited to policyholders includes interest credited to universal life and annuity account balances, and the interest accretion inherent in reserve increases on traditional life insurance policies determined based on standard actuarial valuation rates. Interest credited increased 13.3% from $78.2 million in the 1995 period to $88.6 million in the 1996 period primarily as a result of increased policyholder account balances acquired with Lamar.

     Other Operating Expenses

     Other operating expenses consist of general, administrative, and other operating costs. These costs were $50.2 million for the first six months of 1995 and $35.9 million for the first six months of 1996. The 1995 amount includes approximately $14.2 million of one-time litigation charges related to the settlement of a class action lawsuit. Also included in 1995 were one time write-offs of certain agent debit balances totaling $2.2 million.

     In 1996, the Company resolved certain disputes with the Internal Revenue Service resulting from the examination of agent compensation practices in certain of its life insurance subsidiaries. The favorable resolution of these disputes resulted in the release of certain accrued liabilities and the reduction of other operating expenses by $1.8 million in the 1996 period.

     Amortization of Deferred Policy Acquisition Costs and Costs of Insurance Acquired

     Amortization of deferred policy acquisition costs and cost of insurance acquired increased between the 1995 and 1996 periods, from $32.5 million in 1995 to $64.3 million in 1996. Portions of this increase are due to the Company's expanding in-force business and reserve recognition thereto, and due to the acquisition of Lamar, which increased amortization of deferred policy acquisition costs and costs of insurance acquired by $9.4 million in the first six months of 1996 and $4.3 million in 1995. In addition, the Company revised its assumptions related to expected gross profits on the in-force block of business at December 31, 1995. Such revised assumptions served to shorten the amortization period for the remaining deferred costs and fees.

     Acquisition and Merger Expenses

     Acquisition and merger expenses in 1996 represent costs incurred by the Company related to the acquisition of the Company by Conseco and include, but are not limited to, financial advisory services, and attorney and accounting fees. Such expenses were $7.9 million in the 1996 period.

     Interest Expense

     The Company's interest expense decreased by approximately $0.2 million between the 1995 and 1996 periods as a result of the items discussed previously under the quarters ended June 30, 1996 and 1995.

     Federal Income Taxes

     In general, the provision for federal income taxes reflected in the Company's operating results is computed using the prevailing statutory corporate rate of 35% for the 1995 and 1996 periods as adjusted primarily for the nondeductibility of certain items such as the amortization of goodwill and certain acquisition and merger expenses.

FINANCIAL RESOURCES AND LIQUIDITY

     Holding Company Operations

     As a result of previous prepayments on the Company's senior indebtedness, such indebtedness was approximately $23.0 million less than the holding company's senior surplus debenture receivable from its direct insurance subsidiary at June 30, 1996. Such differences on the Senior indebtedness could create approximately $1.5 million of earnings generated annually by the holding company in excess of its interest requirements on the senior loan. An additional $1.2 million in annual earnings is generated by the difference between the interest income on the subordinated surplus debenture and the actual interest expense on the subordinated notes.

     Net Unrealized Gains  (Losses)

     Net unrealized gains (losses) changed from a $58.3 million net unrealized gain at December 31, 1995 to $3.5 million net unrealized loss at June 30, 1996. This change was primarily due to a decrease in the market value of the available-for-sale investment portfolio as a result of a general increase in market interest rates in 1996. The held-to-maturity investment portfolio included total net unrealized gains of $42.6 million and $14.9 million at December 31, 1995 and June 30, 1996, respectively.

     Operating Cash Flows

     The Company's Consolidated Statements of Cash Flows reflect net cash used by operating activities of $60.9 million and $38.9 million for the six months ended June 30, 1996 and 1995, respectively. Included in cash flows from financing activities are policyholder contract deposits and withdrawals which provided net cash flows of $116.7 million and $87.6 million for the six months ended June 30, 1996 and 1995, respectively. The deposits and withdrawals are reported as financing activities pursuant to applicable financial reporting rules; however, the Company considers the policyholder deposits and withdrawals to be basic to the Company's core insurance operations.

                            LIFE PARTNERS GROUP, INC.



                           PART II. OTHER INFORMATION



     ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

       On June 27, 1996, the shareholders approved the Agreement and Plan of Merger, dated as of March 11, 1996, by and among Conseco, LPG Acquisition Company and Life Partners. Shareholders cast 24,446,051 votes for and 5,950 votes against the proposal. There were 14,015 abstentions and 2,002,196 broker non-votes.


     ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits

     The following documents are filed herewith as Exhibits in response to Item 601 of Regulation S-K:

     11.1 Computation of earnings per common share and common equivalent share.

     27       Financial Data Schedule.

(b)  Reports on Form 8-K

     A report on Form 8-K dated April 10, 1996 was filed with the Commission to report under Item 5, the unaudited pro forma consolidated financial statements of the Company giving effect to the acquisition of Lamar Financial Group, Inc.

                                    SIGNATURE


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.






                                      LIFE PARTNERS GROUP, INC.




Date: August 14, 1996                 By:    /s/ Rollin M. Dick
                                             --------------------
                                             Rollin M. Dick
                                             Executive Vice President and
                                              Chief Financial Officer
                                              (authorized officer and principal
                                              financial officer)