Form 10-Q
period 1996-09-30
LIFE PARTNERS GROUP INC
filed 1996-11-14
CIK 886941

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

       [ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1996

       [   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from _______ to _______

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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [ X ] No [ ]

        Shares of common stock outstanding as of November 1, 1996: 1,000




                                              PART 1 - FINANCIAL INFORMATION

ITEM 1.         FINANCIAL STATEMENTS.

                                        LIFE PARTNERS GROUP, INC. AND SUBSIDIARIES

                                                CONSOLIDATED BALANCE SHEET
                                      (Dollars in millions, except per share amount)
                                                                                                                Prior
                                                                                                                basis
                                                                                                            ------------
                                                                                        September 30,       December 31,
                                                                                            1996                1995
                                                                                            ----                ----
                                                                                         (unaudited)          (audited)
                                                         ASSETS
Investments:
   Fixed maturities:
     Actively managed fixed maturity securities at fair value (amortized cost:
       1996 - $3,365.7; 1995 - $2,561.5).............................................      $3,353.4             $2,672.4
     Held-to-maturity, at amortized cost (estimated fair value:
       1996 -  $ - ; 1995 - $721.4)..................................................           -                  591.0
   Equity securities at fair value (cost: 1996 - $13.8; 1995 - $20.9)................          14.0                 23.7
   Mortgage loans....................................................................          78.0                110.2
   Credit-tenant loans...............................................................          83.1                 87.8
   Policy loans......................................................................         227.7                226.2
   Short-term investments............................................................          19.0                197.7
   Investments in affiliates.........................................................          65.0                  -
   Other invested assets.............................................................          77.3                 68.9
                                                                                           --------             --------

       Total investments.............................................................       3,917.5              3,977.9

Accrued investment income............................................................          62.8                 54.8
Accounts receivable and uncollected premiums.........................................          23.2                 29.3
Reinsurance receivables..............................................................         305.0                244.8
Income taxes.........................................................................          80.7                  -
Cost of policies purchased...........................................................         577.4                306.0
Cost of policies produced............................................................          17.6                238.7
Goodwill (net of accumulated amortization: 1996 - $3.6; 1995 - $13.8)................         571.4                100.5
Other assets.........................................................................          22.6                 28.9
                                                                                           --------             --------

     Total assets....................................................................      $5,578.2             $4,980.9
                                                                                           ========             ========

                                           LIABILITIES AND SHAREHOLDER'S EQUITY
Liabilities:
   Insurance liabilities.............................................................      $4,525.5             $4,146.9
   Income tax liabilities............................................................           -                   39.3
   Investment borrowings.............................................................          87.7                 73.6
   Notes payable.....................................................................         103.0                246.1
   Other liabilities.................................................................         101.9                 74.5
                                                                                           --------             --------

       Total liabilities.............................................................       4,818.1              4,580.4
                                                                                           --------             --------

Shareholder's equity:
   Common stock and additional paid-in capital (par value $.001; 50,000,000 shares authorized; shares issued and outstanding: 1996 - 1,000;
     1995 - 27,911,851)..............................................................         741.0                287.9
   Unrealized appreciation (depreciation) of securities:
     Fixed maturity securities (net of applicable deferred income taxes:
       1996 - $(2.0); 1995 - $30.3)..................................................          (3.6)                56.2
     Other invested assets (net of applicable deferred income taxes:
       1996 - $.2; 1995 - $.9).......................................................            .6                  2.1
   Retained earnings.................................................................          22.1                 54.3
                                                                                           --------             --------

       Total shareholder's equity....................................................         760.1                400.5
                                                                                           --------            ---------

       Total liabilities and shareholder's equity....................................      $5,578.2             $4,980.9
                                                                                           ========             ========

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                                                             2




                                        LIFE PARTNERS GROUP, INC. AND SUBSIDIARIES

                                           CONSOLIDATED STATEMENT OF OPERATIONS
                                      (Dollars in millions, except per share amounts)

                                                        (unaudited)

                                                                                          Prior basis
                                                                               ---------------------------------------
                                                                 Three months ended       Six months       Nine months
                                                                    September 30,           ended            ended
                                                                 -------------------       June 30,       September 30,
                                                                 1996           1995         1996             1995
                                                                 ----           ----         ----             ----
Revenues:
   Insurance policy income..................................    $  85.8         $78.8       $155.8          $215.7
   Investment activity:
     Net investment income .................................       77.7          72.4        148.3           211.4
     Net trading losses.....................................        (.4)           -            -               -
     Net realized gains (losses)............................       (1.7)         11.9          2.3            14.3
   Other income.............................................        1.0           1.0          2.6             2.9
                                                                -------         -----       ------          ------
     Total revenues.........................................      162.4         164.1        309.0           444.3
                                                                -------         -----       ------          ------

Benefits and expenses:
   Insurance policy benefits ...............................       55.7          43.3         83.0           134.4
   Interest expense on annuities and financial products.....       38.3          37.1         75.1           101.0
   Interest expense on notes payable........................        2.9           9.7         11.8            21.7
   Interest expense on investment borrowings................         .2           2.1          2.1             6.1
   Amortization related to operations.......................        8.8          28.5         65.6            68.7
   Amortization related to realized gains (losses)..........        -             (.2)          .1             (.7)
   Acquisition and merger expenses..........................        -             -            7.9              -
   Other operating costs and expenses.......................       19.1          20.4         35.9            72.3
                                                                -------         -----       ------          ------

     Total benefits and expenses............................      125.0         140.9        281.5           403.5
                                                                -------         -----       ------          ------

     Income before income tax and extraordinary charge......       37.4          23.2         27.5            40.8
Income tax expense..........................................       15.0           8.4         11.6            14.7
                                                                -------         -----       ------          ------

     Income before extraordinary charge.....................       22.4          14.8         15.9            26.1
Extraordinary charge on extinguishment of debt,
   net of tax...............................................         .3            -            -                -
                                                                -------         -----       ------          ------

     Net income.............................................    $  22.1         $14.8       $ 15.9          $ 26.1
                                                                =======         =====       ======          ======












               The accompanying notes are an integral part of the
                       consolidated financial statements.




                                        LIFE PARTNERS GROUP, INC. AND SUBSIDIARIES

                                      CONSOLIDATED STATEMENT OF SHAREHOLDER'S EQUITY
                                                   (Dollars in millions)

                                                        (unaudited)

                                                                                                      Prior basis
                                                                                             ----------------------------
                                                                           Three months      Six months      Nine months
                                                                               ended            ended           ended
                                                                           September 30,      June 30,      September 30,
                                                                               1996             1996            1995
                                                                               ----             ----            ----
Common stock and additional paid-in capital:
   Balance, beginning of period........................................        $286.6 (a)       $287.9          $245.7
       Capital contribution............................................         144.5               -               -
       Common stock issued for cash....................................           -                 .5             1.7
       Common stock issued in acquisition of subsidiaries..............           -                 -             39.4
       Amounts related to stock options................................           -               (1.8)             -
       Adjustment of balance due to push down accounting...............         309.9               -               -
                                                                              -------           ------          ------

   Balance, end of period..............................................        $741.0           $286.6          $286.8
                                                                               ======           ======          ======

Net unrealized  appreciation  (depreciation) of securities:
   Fixed  maturity  securities:
       Balance, beginning of period....................................        $ (3.9) (a)      $ 56.2         $ (31.3)
          Change in net unrealized appreciation (depreciation).........          (3.6)           (60.1)           51.5
          Adjustment of balance due to push down accounting............           3.9               -               -
                                                                               ------           ------         -------

       Balance, end of period..........................................        $ (3.6)          $ (3.9)        $  20.2
                                                                               ======           ======         =======

   Other invested assets:
       Balance, beginning of period....................................        $   .4 (a)       $  2.1         $   8.5
          Change in net unrealized appreciation .......................            .6             (1.7)           (5.8)
          Adjustment of balance due to push down accounting............           (.4)              -               -
                                                                               ------           ------         -------

       Balance, end of period..........................................        $   .6           $   .4         $   2.7
                                                                               ======           ======         =======

Retained earnings:
   Balance, beginning of period........................................        $  68.5 (a)      $ 54.3         $  70.8
       Net income......................................................          22.1             15.9            26.1
       Dividends on common stock.......................................            -              (1.7)           (2.2)
       Adjustment of balance due to push down accounting...............         (68.5)              -               -
                                                                               ------           ------         -------

   Balance, end of period..............................................        $ 22.1           $ 68.5         $  94.7
                                                                               ======           ======         =======

          Total shareholder's equity...................................        $760.1           $351.6         $ 404.4
                                                                               ======           ======         =======

(a)    Beginning of period balances reflect the prior accounting basis.








               The accompanying notes are an integral part of the
                       consolidated financial statements.

                                                           4



                                        LIFE PARTNERS GROUP, INC. AND SUBSIDIARIES

                                           CONSOLIDATED STATEMENT OF CASH FLOWS
                                                   (Dollars in millions)

                                                        (unaudited)

                                                                                                       Prior basis
                                                                                             ----------------------------
                                                                           Three months      Six months       Nine months
                                                                               ended            ended            ended
                                                                           September 30,      June 30,       September 30,
                                                                               1996             1996             1995
                                                                               ----             ----             ----

Cash flows from operating activities:
   Net income............................................................   $   22.1           $  15.9          $  26.1
   Adjustments to reconcile net income to net cash provided by operating activities:
       Extraordinary charge..............................................         .5               -                -
       Amortization and depreciation.....................................        7.1              15.2             30.1
       Income taxes......................................................       (9.1)            (10.2)            34.6
       Insurance liabilities.............................................        2.0              (5.4)            28.7
       Interest credited to insurance liabilities........................       38.3              75.1            101.0
       Fees charged to insurance liabilities.............................      (71.7)           (125.6)          (170.7)
       Accrual and amortization of investment income.....................       (7.3)             (3.1)            (4.2)
       Deferral of cost of policies produced.............................      (31.4)            (15.0)           (39.1)
       Realized (gains) losses  and trading (income) losses on
          investments....................................................        2.1              (2.3)           (14.3)
       Other, net........................................................      (18.0)             (5.5)           (21.1)
                                                                            --------           -------          -------

         Net cash used by operating activities...........................      (65.4)            (60.9)           (28.9)
                                                                            --------           -------          -------

Cash flows from investing activities:
   Sales of investments..................................................      147.2              83.3            235.9
   Maturities and redemptions............................................       80.7             104.6             99.2
   Purchases of investments..............................................     (268.3)           (350.4)          (260.9)
   Other.................................................................      (32.0)             (1.2)             (.7)
                                                                            --------           -------          -------

         Net cash provided (used) by investing activities................      (72.4)           (163.7)            73.5
                                                                            --------           -------          -------

Cash flows from financing activities:
   Capital contribution from Conseco.....................................      144.5                -                -
   Issuance of common stock, net.........................................        -                  .5              1.7
   Issuance of notes payable.............................................        -                 -               36.0
   Payments on notes payable.............................................     (148.7)             (7.5)           (56.8)
   Dividends paid on common stock........................................        -                (1.7)            (2.2)
   Deposits to insurance liabilities.....................................      129.3             265.1            347.6
   Withdrawals from insurance liabilities................................      (63.5)           (148.4)          (195.3)
   Investment borrowings.................................................       16.1              (2.0)           (21.0)
                                                                            --------           -------          -------

         Net cash provided by financing activities.......................       77.7             106.0            110.0
                                                                            --------           -------          -------

         Net increase (decrease) in short-term investments...............      (60.1)           (118.6)           154.6

Short-term investments, beginning of period..............................       79.1             197.7             41.7
                                                                            --------           -------          -------

Short-term investments, end of period....................................   $   19.0           $  79.1           $196.3
                                                                            ========           =======           ======


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                   LIFE PARTNERS GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)



     The following notes should be read in conjunction with the notes to the consolidated financial statements contained in the Form 10-K of Life Partners Group, Inc. for the year ended December 31, 1995.

     SIGNIFICANT ACCOUNTING POLICIES

     Organization and Basis of Presentation

     The consolidated financial statements include Life Partners Group, Inc. ("we" or "LPG") and its wholly owned insurance subsidiaries, all of which are collectively referred to hereinafter as "LPG" or the "Company". Insurance subsidiaries include: Massachusetts General Life Insurance Company ("Massachusetts General"), Philadelphia Life Insurance Company ("Philadelphia Life"), Wabash Life Insurance Company ("Wabash") and Lamar Life Insurance Company ("Lamar Life"). The Company primarily markets a diverse portfolio of universal life insurance and, to a lesser extent, annuity products to individuals through two primary marketing systems-the client company marketing system and the regional director marketing system-comprising a total of approximately 25,000 professional independent producers.

     The unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all disclosures required by generally accepted accounting principles. However, these statements include all adjustments (consisting only of normal recurring items) necessary to present fairly the Company's financial position and the results of operations on a basis consistent with that of prior audited financial statements. Intercompany transactions have been eliminated in consolidation.

     In preparing financial statements in conformity with generally accepted accounting principles, we are required to make estimates and assumptions that significantly affect various reported amounts. For example, we use significant estimates and assumptions in calculating the cost of policies produced, the cost of policies purchased, goodwill, insurance liabilities, liabilities related to litigation, guaranty fund assessment accruals and deferred income taxes. If our future experience differs materially from these estimates and assumptions, our financial statements could be affected.

     Effective July 1, 1996, Conseco, Inc. ("Conseco") completed its merger with LPG, in a transaction pursuant to which LPG became a wholly owned subsidiary of Conseco (the "Merger"). The Merger was consummated pursuant to an Agreement and Plan of Merger dated March 11, 1996. In the Merger, each of the issued and outstanding shares of LPG common stock was converted into .5833 of a share of Conseco's common stock. A total of 16.1 million shares of the Conseco common stock (or equivalent shares) with a value of $588.4 million were issued.

     As a result of Conseco's ownership of LPG, a new basis of accounting under the "push down" method was adopted effective July 1, 1996. Under this method, the assets and liabilities of LPG were revalued to reflect Conseco's cost basis, which is based on the fair values of such assets and liabilities on July 1, 1996. The new accounting basis was reflected in the consolidated financial statements for periods subsequent to July 1, 1996.

                   LIFE PARTNERS GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)



     The effect of the use of push down accounting as a result of the Merger is as follows (dollars in millions):

                                                                                      Debit
                                                                                    (Credit)
                                                                                    -------
              Fixed maturities..................................................  $   29.8
              Cost of policies purchased........................................     264.1
              Cost of policies produced.........................................    (265.4)
              Goodwill..........................................................     475.5
              Income tax assets.................................................      63.9
              Insurance liabilities.............................................    (233.1)
              Notes payable.....................................................     (33.6)
              Other.............................................................     (56.3)
              Common stock and additional paid-in capital.......................    (309.9)
              Net unrealized appreciation of securities.........................      (3.5)
              Retained earnings.................................................      68.5

     Certain amounts in the 1995 financial statements were reclassified to conform with the 1996 presentation.

     ADJUSTMENT TO ACTIVELY MANAGED FIXED MATURITIES

     We classify fixed maturity securities into three categories: "actively managed" and "trading account" (which we carry at estimated fair value) and "held-to-maturity" (which we carry at amortized cost). We have not held any securities in the "held-to- maturity" classification since the Merger and we held no "trading account" securities at September 30, 1996 or December 31, 1995. At September 30, we adjusted several balance sheet accounts to carry actively managed fixed maturity securities at fair value as follows:

                                                                                     Effect of fair value
                                                                       Balance      adjustment on actively
                                                                       before            managed fixed        Reported
                                                                     adjustment       maturity securities      amount
                                                                     ----------       -------------------      ------
                                                                                     (Dollars in millions)
Actively managed fixed maturity securities.......................    $3,365.7              $(12.3)            $3,353.4
Cost of policies purchased.......................................       570.7                 6.7                577.4
Income tax asset.................................................        78.7                 2.0                 80.7
Unrealized depreciation of fixed maturity securities.............         -                  (3.6)                (3.6)

     CHANGES IN NOTES PAYABLE

     During the third quarter of 1996, we repaid the $148.7 million principal balance outstanding plus accrued interest under LPG's bank credit facility using the proceeds from a $144.5 million capital contribution received from Conseco and available cash.

     See "Organization and Basis of Presentation" above for a discussion of the change in basis resulting from the Merger and the adoption of the "push-down" method of accounting.

                   LIFE PARTNERS GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)



     CHANGES IN CAPITAL STOCK

     During the third quarter of 1996, the Company received a $144.5 million capital contribution from Conseco.

     See "Organization and Basis of Presentation" above for a discussion of the change in basis resulting from the Merger and the adoption of the "push-down" method of accounting.

     PRO FORMA DATA

     The following pro forma data are presented as if the Merger and the acquisition of Lamar Financial Group, Inc. (which occurred on April 28, 1995) had occurred on January 1, 1995 (dollars in millions):

                                                                                         Nine months
                                                                                             ended
                                                                                        September 30,
                                                                                     --------------------
                                                                                     1996            1995
                                                                                     ----            ----
     Revenues................................................................        $480.7          $469.2
     Income before extraordinary charge......................................          46.4            40.7

     RELATED PARTY TRANSACTIONS

     After the Merger, LPG has no employees and most services required by the Company (including data processing, policy administration, finance and accounting, and investment management) are provided by Conseco. Fees for services provided by Conseco in 1996 are based on Conseco's direct and directly allocable costs plus a 10 percent margin. Total fees paid to Conseco were $18.5 million during the third quarter of 1996.

                   LIFE PARTNERS GROUP, INC. AND SUBSIDIARIES



     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


     RESULTS OF OPERATIONS

     Financial data for periods subsequent to June 30, 1996 reflect the adoption of a new basis of accounting under the "push down" method and, accordingly, data for the 1995 period may not be comparable with data for the 1996 period. Significant accounting adjustments recorded as a result of the adoption of the new basis are described in the notes to the consolidated financial statements.

     Operating data for the nine months ended September 30, 1996, are presented in two periods: the six months ended June 30, 1996, (the period prior to the adoption of a new basis of accounting) and the three months ended September 30, 1996.

     1996 PERIODS COMBINED (SIX MONTHS ENDED JUNE 30, 1996 AND THREE MONTHS ENDED SEPTEMBER 30, 1996) COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1995

     Insurance policy income consists of premiums received on traditional life insurance products, mortality charges and administrative fees earned on universal life insurance products and policy fund and surrender charges assessed against investment- type products. This account increased 12 percent in the 1996 periods from 1995, to $241.6 million. Such increase reflects the growth in the universal life in-force block of business.

     Net investment income in the 1996 periods increased 6.9 percent from 1995, to $226.0 million. Average invested assets (amortized cost basis) increased 13 percent over 1995, to $3.9 billion, while the yield earned on average invested assets decreased to 7.7 percent in 1996 from 8.1 percent in 1995. Invested assets reflect the application of purchase accounting to record the Merger. In addition, invested assets grew as a result of the acquisition of Lamar Life in April 1995 and through operations.

     Net realized gains often fluctuate from period to period. LPG sold $230.5 million of investments (principally fixed maturity securities) in 1996 compared to $235.9 million in 1995. These sales resulted in net realized gains of $.6 million and trading losses of $.4 million in 1996, compared to net realized gains of $14.3 million in 1995.

     Additional amortization of cost of policies purchased and the cost of policies produced is recognized in the same period as realized gains in order to reflect reduced yields thereby reducing such amortization in future periods.

     Interest expense on annuities and financial products in the 1996 periods increased 12 percent from 1995, to $113.4 million. The increase reflects the increase in the in-force block of annuities after the acquisition of Lamar Life in April 1995 and growth through operations.

     Interest expense on notes payable decreased 32 percent to $14.7 million in 1996 primarily due to the repayment in the third quarter of 1996 of $148.7 million principal amount outstanding under the bank credit facility and a decrease in borrowing rates during 1996.

     Interest expense on investment borrowings fluctuates based on investment borrowing activities.

     Amortization related to operations in the third quarter of 1996 reflects the effect of purchase accounting to record the Merger. Such amortization consists of amortization of goodwill, the cost of policies purchased for business in force at July 1, 1996, and the cost of policies produced subsequent to the July 1, 1996.

     Acquisition and merger expenses of $7.9 million in the first six months of 1996 represent costs incurred in connection with the Merger. Such costs include, but are not limited to financial advisory services, and attorney and accounting fees.

     Income tax expense in the 1996 periods increased 81 percent from 1995, to $26.6 million, primarily due to the increase in pretax income. The effective tax rates of 41 percent for the 1996 periods and 36 percent for 1995 exceeded the statutory corporate tax rate (35 percent) primarily because goodwill amortization cannot be deducted for federal income tax purposes.

                   LIFE PARTNERS GROUP, INC. AND SUBSIDIARIES



     THIRD QUARTER OF 1996 COMPARED TO THE THIRD QUARTER OF 1995

     Insurance policy income in the third quarter of 1996 increased 8.9 percent from 1995, to $85.8 million due to the factors described under the comparison of the 1996 periods and the nine months ended September 30, 1995.

     Net investment income increased 7.3 percent from 1995, to $77.7 million. Average invested assets (amortized cost basis) were $3.9 billion in both periods while the yield earned on average invested assets increased to 7.9 percent in 1996 from 7.5 percent in 1995. Such amounts reflect the effect of purchase accounting to record the Merger.

     Interest expense on annuities and financial products increased 3.2 percent from 1995, to $38.3 million, due to the factors described under the comparison of the 1996 periods and the nine months ended September 30, 1995.

     Interest expense on notes payable decreased 70 percent to $2.9 million in the third quarter of 1996 primarily due to the repayment in the third quarter of 1996 of $148.7 million principal amount outstanding under the bank credit facility.

     Interest expense on investment borrowings fluctuates based on investment borrowing activities.

     Amortization related to operations in 1996 reflects the effect of purchase accounting to record the Merger. Such amortization consists of amortization of goodwill, the cost of policies purchased for business in force at July 1, 1996, and the cost of policies produced subsequent to July 1, 1996.

     Income tax expense in 1996 increased 79 percent from 1995, to $15.0 million, primarily due to the increase in pretax income. The effective tax rates of 40 percent for 1996 and 36 percent for 1995 exceeded the statutory corporate tax rate (35 percent) primarily because goodwill amortization cannot be deducted for federal income tax purposes.

SALES

     In accordance with generally accepted accounting principles, the insurance policy income shown on our consolidated statement of operations consists primarily of premiums we receive on policies which have life contingencies or morbidity features. For annuity contracts without such features, accounting rules dictate that premiums collected are not reported as revenues, but rather as deposits to insurance liabilities. We recognize revenues for these products in the form of investment income and surrender or other charges.

     Premiums collected for the third quarter of 1996 were $149.3 million, of which $129.3 million were recorded as deposits to policy liability accounts. This compares to $144.0 million collected and $121.1 million recorded as deposits to policy liability accounts in the third quarter of 1995. Premiums collected for the nine months of 1996 were $453.6 million, of which $394.4 million were recorded as deposits to policy liability accounts. This compares to $410.4 million collected and $347.6 million recorded as deposits to liability accounts in the first nine months of 1995. Collected premiums by type were as follows:

                                                                       Three months ended            Nine months ended
                                                                          September 30,                 September 30,
                                                                      -------------------            ----------------
                                                                      1996           1995            1996          1995
                                                                      ----           ----            ----          ----
                                                                                       (Dollars in millions)
     Universal life.............................................      $ 86.8          $ 87.5         $262.5         $240.8
     Individual whole and term life.............................        10.4            10.6           35.8           33.9
     Accident and health........................................         5.7             8.2           14.4           17.7
     Annuities..................................................        46.4            37.7          140.9          118.0
                                                                      ------          ------         ------         ------

         Total..................................................      $149.3          $144.0         $453.6         $410.4
                                                                      ======          ======         ======         ======

                   LIFE PARTNERS GROUP, INC. AND SUBSIDIARIES


     LIQUIDITY AND CAPITAL RESOURCES

     Changes in the consolidated balance sheet between December 31, 1995, and September 30, 1996, are significantly affected by the change in accounting basis after the Merger described in the notes to the consolidated financial statements. In addition, these changes reflect: (i) the growth in LPG's assets and liabilities from operating activities; (ii) the notes payable transaction described in the accompanying notes to the consolidated financial statements; and (iii) the increase in investment borrowings.

     Excluding the mark-to-market adjustment, the ratio of debt to shareholder's equity was 13 percent at September 30, 1996, and 72 percent at December 31, 1995. Including the mark-to-market adjustment, the ratio of debt to shareholder's equity was 14 percent at September 30, 1996, and 61 percent at December 31, 1995.

     INVESTMENTS

     At September 30, 1996, the amortized cost and estimated fair value of fixed maturity securities (all of which were actively managed) were as follows:

                                                                            Gross          Gross        Estimated
                                                           Amortized     unrealized     unrealized         fair
                                                             cost           gains         losses           value
                                                             ----           -----         ------           -----
                                                                           (Dollars in millions)
United States Treasury securities and obligations of
   United States government corporations and agencies      $   99.8        $  .2           $  .1       $    99.9
Obligations of states and political subdivisions.......        27.2           .3              .1            27.4
Debt securities issued by foreign governments..........        34.9           .6             -              35.5
Public utility securities..............................       333.3          1.0              .8           333.5
Other corporate securities.............................     1,811.4         11.0            27.1         1,795.3
Mortgage-backed securities.............................     1,059.1          4.8             2.1         1,061.8
                                                           --------        -----           -----        --------

       Total...........................................    $3,365.7        $17.9           $30.2        $3,353.4
                                                           ========        =====           =====        ========

     The following table sets forth the investment ratings of fixed maturity securities at September 30, 1996 (designated categories include securities with "+" or "-" modifiers). The category assigned is the highest rating by a nationally recognized statistical rating organization or, as to $343.5 million fair value of fixed maturity securities not rated by such firms, the rating assigned by the National Association of Insurance Commissioners ("NAIC"). For the purposes of this table, NAIC Class 1 securities are included in the "A" rating; Class 2, "BBB"; Class 3, "BB"; and Classes 4-6, "B and below":


                                                                        Percent of
                                                                ---------------------------
                                                                   Fixed           Total
                            Investment rating                   maturities      investments
                            -----------------                   ----------      -----------
                   AAA...............................              35%              30%
                   AA................................               9                8
                   A  ...............................              33               29
                   BBB...............................              17               14
                                                                  ---               --

                      Investment-grade...............              94               81
                                                                  ---               --

                   BB................................               3                3
                   B and below.......................               3                2
                                                                 ----              ---

                      Below investment-grade.........               6                5
                                                                 ----              ---

                   Total actively managed
                      fixed maturities...............              100%              86%
                                                                   ===               ==

                   LIFE PARTNERS GROUP, INC. AND SUBSIDIARIES


     At September 30, 1996, our below investment grade fixed maturities had an amortized cost of $233.1 million and estimated fair value of $216.0 million.

     The Company's investment portfolio is subject to the risk of declines in realizable value. We attempt to mitigate this risk through the diversification and active management of our portfolio. As of September 30, there were no fixed maturity securities about which we had serious doubts as to the ability of the issuer to comply with the contractual terms of its obligations on a timely basis.

     Sales of investments (principally fixed maturity securities) during the first nine months of 1996 generated proceeds of $230.5 million and net realized gains of $.6 million and trading losses of $.4 million. Sales of investments during the first nine months of 1995 generated proceeds of $235.9 million and net realized gains of $14.3 million.

     Investments in mortgage-backed securities at September 30, 1996, included collateralized mortgage obligations ("CMOs") of $609.3 million and mortgage-backed pass-through securities of $452.5 million. CMOs are securities backed by pools of pass-through securities and/or mortgages that are segregated into sections or "tranches". These securities provide for sequential retirement of principal, rather than the retirement of principal on a pro rata basis, which return occurs on pass-through securities through regular monthly principal payments.

     The yield characteristics of mortgage-backed securities differ from those of traditional fixed income securities. Interest and principal payments occur more frequently, often monthly, and mortgage-backed securities are subject to risks associated with variable prepayments. Prepayment rates are influenced by a number of factors which cannot be predicted with certainty, including the relative sensitivity of the mortgages backing the assets to changes in interest rates, a variety of economic, geographic and other factors and the repayment priority of the securities in the overall securitization structures.

     In general, prepayments on the underlying mortgage loans, and on the securities backed by these loans, increase when prevailing interest rates decline significantly below the interest rates on such loans. Mortgage-backed securities purchased at a discount to par will experience an increase in yield when the underlying mortgages prepay faster than expected. Mortgage-backed securities purchased at a premium to par that prepay faster than expected will incur a reduction in yield. When interest rates decline, the proceeds from prepayments are likely to be reinvested at lower rates than the Company was earning on the prepaid securities. As interest rates rise, prepayments decrease because fewer underlying mortgages are refinanced. When this occurs, the average maturity and duration of the mortgage-backed securities increase. This lowers the yield on mortgage-backed securities purchased at a discount, since the discount is realized as income at a slower rate, and increases the yield on those purchased at a premium, as a result of a decrease in the annual amortization of the premium.

     The following table sets forth the par value, amortized cost and estimated fair value of investments in mortgage-backed securities including CMOs at September 30, 1996, summarized by interest rates on the underlying collateral:

                                                                        Par           Amortized         Estimated
                                                                       value            cost           fair value
                                                                       -----            ----           ----------
                                                                                (Dollars in millions)
Below 7 percent...............................................       $  258.8          $  245.9        $   246.9
7 percent - 8 percent.........................................          475.2             459.7            462.2
8 percent - 9 percent.........................................          179.3             179.0            179.3
9 percent and above...........................................          168.6             174.5            173.4
                                                                     --------          --------         --------

     Total mortgage-backed securities.........................       $1,081.9          $1,059.1         $1,061.8
                                                                     ========          ========         ========

                   LIFE PARTNERS GROUP, INC. AND SUBSIDIARIES

    The amortized cost and estimated fair value of mortgage-backed securities including CMOs at September 30, 1996, summarized by type of security, were as follows:

                                                                                                         Estimated fair value
                                                                                                         ----------------------
                                                                                                                   Percent of
                                                                                      Amortized                   fixed maturity
Type                                                                                     cost            Amount     securities
----                                                                                     -----           ------     ----------
                                                                                        (Dollars in millions)
Pass-throughs and sequential and targeted amortization classes                        $   807.2        $  810.0        24%
Support classes...........................................                                 45.7            46.4         1
Accrual (Z tranches) bonds................................                                 15.2            15.2         1
Planned amortization classes and accretion directed bonds                                  78.4            78.6         2
Subordinated classes......................................                                112.6           111.6         3
                                                                                       --------        --------       ---

                                                                                       $1,059.1        $1,061.8        31%
                                                                                       ========        ========        ==

     Pass-throughs and sequential and targeted amortization classes have similar prepayment variability. Pass-throughs have historically provided the best liquidity in the mortgage-backed securities market and the best price/performance ratio when interest rates are volatile. This type of security is also frequently used as collateral in the dollar-roll market. Sequential classes pay in a strict sequence; all principal payments received by the CMO are paid to the sequential tranches in order of priority. Targeted amortization classes provide a modest amount of prepayment protection when prepayments on the underlying collateral increase from those assumed at pricing; they thus offer slightly better call protection than sequential classes or pass-throughs.

     Planned amortization and targeted amortization classes are protected from prepayment risk; the risk is absorbed by subordinated classes. Subordinated CMO classes have both prepayment and credit risk. The subordinated classes are used to lend credit enhancement to the senior securities and as such, both prepayment and credit risk associated with this class are generally higher than that of the senior securities. The credit risk of subordinated classes is derived from the negative leverage of owning a small percentage of the underlying mortgage loan collateral while bearing a majority of the risk of loss due to homeowners' defaults.

     Reverse repurchase agreements and dollar-roll transactions are entered into to increase return on investments and improve liquidity. These transactions generally terminate after 30 days and are accounted for as short-term borrowings collateralized by pledged securities with book values approximately equal to the loan value. Such borrowings averaged approximately $57.1 million during the first nine months of 1996.

     STATUTORY INFORMATION

     LPG's  life  insurance   subsidiaries  are  required  to  follow  statutory
accounting   practices  ("SAP")  prescribed  or  permitted  by  state  insurance regulators. SAP differs in many respects from generally accepted accounting principles. After appropriate eliminations of intercompany accounts, LPGs' life insurance subsidiaries reported combined statutory net income of $25.0 million for the nine months ended September 30, 1996 and the following amounts on their combined balance sheet at that date (dollars in millions):

         Statutory capital and surplus (a)..........................................            $191.7
         Asset valuation reserve ("AVR") (b)........................................              53.7
         Interest maintenance reserve ("IMR") (b)...................................              11.0
                                                                                                ------

              Total.................................................................            $256.4
                                                                                                ======

     (a) In connection with the acquisition of Wabash, Massachusetts General and Philadelphia Life, we increased the capital of Wabash by providing $410.0 million of cash in exchange for two surplus debentures. As required by the regulatory authorities, the remaining unpaid principal of $257.9 million at September 30, 1996 ($269.2 million at December 31,
         1995), is considered a part of statutory capital and surplus of Wabash. Wabash made scheduled principal payments of $11.3 million plus accrued interest on the surplus debentures during the nine months ended September 30, 1996.




                   LIFE PARTNERS GROUP, INC. AND SUBSIDIARIES


     (b) Statutory accounting practices classify certain segregated portions of surplus, called AVR and IMR, as liabilities. The purpose of these accounts is to stabilize statutory net income and surplus against fluctuations in the market value and creditworthiness of investments. The IMR captures all realized investment gains and losses resulting from changes in interest rates and provides for subsequent amortization of such amounts into statutory net income on a basis reflecting the remaining life of the assets sold. The AVR captures investment gains and losses related to changes in creditworthiness and is also adjusted each year based on a formula related to the quality and loss experience of the investment portfolio.

     Statutory regulations restrict the amount of capital and surplus of life insurance subsidiaries that may be transferred to the parent in the form of dividends, loans or advances. Payments to LPG by Wabash of principal and interest on the surplus debentures may be made by Wabash from its available funds only when the Kentucky Department of Insurance is satisfied that the financial condition of Wabash warrants that action. Additionally, under the terms of the surplus debentures, payments of principal and interest may be made only to the extent the statutory capital and surplus of Wabash exceeds 25 percent of statutory liabilities exclusive of the surplus debentures. Wabash's statutory surplus at September 30, 1996, was $191.7 million, which exceeded the minimum required capital and surplus by $101.9 million.

     Wabash's ability to service its obligation under the surplus debentures is dependent upon its ability to receive dividends and tax sharing payments from Massachusetts General, Philadelphia Life and Lamar Life. During the first nine months of 1996, Philadelphia Life paid extraordinary dividends of $7.1 million to Wabash. During the remainder of 1996, Massachusetts General may pay additional dividends up to $7.2 million without regulatory approval.

                   LIFE PARTNERS GROUP, INC. AND SUBSIDIARIES




                           PART II - OTHER INFORMATION

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

        a)    Exhibits

              27  Financial Data Schedule

        b)    Reports on Form 8-K

              No reports on Form 8-K were filed during the three months ended September 30, 1996.

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   LIFE PARTNERS GROUP, INC.


Dated: November 13 , 1996          By:  /s/ ROLLIN M. DICK
                                        ------------------
                                        Rollin M. Dick
                                        Executive Vice President and
                                          Chief Financial Officer
                                          (authorized officer and principal
                                          financial officer)